Form 10QSB
period 1989-03-31
SBB INC
filed 1998-01-30
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1989

             Commission File Number    33-2474-LA


                               SBB, INC.
        (Exact name of registrant as specified in its charter)


               UTAH                                  93-0915593
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                       3018 SOUTH STATE STREET
                      SALT LAKE CITY, UTAH  84115
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 485-7200


           103 East North Street, Tekonsha, Michigan 49092
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                             1,018,390
                     (Number of shares of common
                       stock the registrant had
                 outstanding as of January 14, 1998)

                                PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1989 and the results of its operations and changes in its financial position from January 1, 1989 through
March 31, 1989 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        March 31,
December 31,
                                                             1989
     1988
CURRENT ASSETS                                 (unaudited)

     Cash                                    $    18,215        $      34,690
     Prepaid Legal                                       1,638
    -
     Interest Receivable                                        23,367
         9,417

     Total Current Assets                                   43,220
   44,107

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $12 & $10)                                      38
                 40
     Notes receivable                                              480,000
        480,000
     Land                                                  10,000
         -

     TOTAL ASSETS                      $          533,258      $    524,147


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable               $        386       $       3,117
     Taxes Payable                                                 200
           100

     Total Current Liabilities                                      586
         3,217


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (220,590)
      (232,332)

     Total Stockholders' Equity                                  532,672
       520,930

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        533,258
$   524.147

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1989                  1988
     1989
REVENUE

     Interest Income         $ 14,266   $      561 $   51,241

EXPENSES

     Amortization                   2          -           12
     Bad Debt                      -           -      210,000
     Dues and Fees                 -         2,017      2,162
     Interest                       2  -          656
     Office Expenses               -           197      4,267
     Officer Compensation          -     -        21,085
     Professional Services      2,420  627        30,462
     Travel                                   -                  300
 2,466

            Total Expenses      2,424  3,141      271,110

NET INCOME (LOSS) - Before Taxes      $11,842     $(2,580   ) $ (219,869   )

     Taxes                                  100                     -
             721

INCOME (LOSS)                $        11,742       $          (2,580  )      $
    (220,590                )

Loss Per Common Share        $                .14  $              (.03)      $
                        (21.65       )

Average Outstanding Shares              83,390               83,390
       10,185


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1989                  1988
                     1989
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ 11,742   $  (2,580)  $(220,590)
   Amortization                      2        -           12
   Bad Debts                                         210,000
   Increase (Decrease)
     in Accounts Payable        (2,731)      1,352       385
   Decrease (Increase) in
     Accrued Interest Receivable           (13,950)       252   (23,367)
   Increase in Taxes Payable       100  (100)      200
   Increase in Prepaids                 (1,638)                      100
    (1,638)
                       (6,475)         (1,076)     (34,998)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (690,000)
   Collection of Loans             -           -         -
   Organization Costs              -    -          (50)
   Purchase of Land                    (10,000)                       -
   (10,000)
                      (10,000)         -           (700,050)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         (16,475)     (1,076)    18,215

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD            34,690            61,066
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             18,215   $            59,990
   $                    18,215

CASH PAID DURING THE PERIOD FOR:
   Interest                   $     2    $     -     $    656
   Income Taxes               $    -     $     -     $    300
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1989

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1989 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $42,634 as operating capital at March
31, 1989. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended March 31, 1989, the registrant had net income of only $11,742. In 1988 the Company made loans that subsequently proved to be uncollectable.

  Plan of Operations. The Company is currently in the process of looking for business opportunities to acquire or merge with. There is no guarantee that management will be successful in finding such an opportunity. The Company is also in the process of bringing all of its periodic reports current for filing with the Securities and Exchange Commission. During this process, the Company intends to raise operational capital through private placements.

                                   PART II

OTHER INFORMATION

Item 1.                       Legal Proceedings.              None
Item 2.                       Changes in Securities.            None
Item 3.                       Defaults Upon Senior Securities.
            None
Item 4.                       Submission of Matters to a Vote of Security
Holders. None
Item 5.                       Other Information.                      None
Item 6.                       Exhibits and Reports on Form 8-K.
            None

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated January 20, 1998
                                                            SBB, Inc.

                                                /s/ John P. Stovall



President and Principal
                                   Financial Officer