Form 10QSB
period 1989-06-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1989

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1989 and the results of its operations and changes in its financial position from January 1, 1989 through June
30, 1989 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                           June 30,
December 31,
                                                              1989
     1988
CURRENT ASSETS                                 (unaudited)

     Cash                                  17,810          $     34,690
     Prepaid Legal                                       939
    -
     Interest Receivable                                     37,317
        9,417

     Total Current Assets                                          56,066
           44,107

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $15 & $10)                               35
           40
     Notes receivable                                            480,000
       480,000
     Land                                                10,000
   -

     TOTAL ASSETS                            $        546,101    $   524,147


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $         2,786            $
      3,117
     Taxes Payable                                              200
       100

     Total Current Liabilities
2,986                     3,217


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                   753,179
     Deficit Accumulated During Development Stage           (210,147)
      (232,332)

     Total Stockholders' Equity                             543,115
       520,930

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   546,101
 $   524.147

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                             From Inception
                     For the Three       For the Three         For the Six
       For the Six     on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      June 30,           June 30,                June 30,
         June 30,                June 30,
                            1989                1988
1989                              1988                    1989
REVENUE

Interest Income        $14,180    $7,301     $28,447     $7,862     $   65,421

EXPENSES

     Business Development-        5,934 -         -           -
     Amortization         3        -             5 -           15
     Bad Debt           -          -    -         -           210,000
     Dues and Fees      -           145        -   2,162      2,162
     Interest           -       -        2    -    656
     Office Expenses           35      394         35      591 4,302
     Officer Compensation   -          -                   -   -       21,085
     Professional Services  3,699      6,035      6,120       12,896   34,161
     Travel                        -                     -                  -
                -              2,466

            Total Expenses  3,737      12,508     6,162       15,649  274,847

NET INCOME
      (LOSS) - Before Taxes $10,443    $(5,207)   $22,285  $(7,787)  $(209,426)
Taxes                        -                  -                     100
                -                721

INCOME (LOSS)       $        10,443    $      (5,207)            $
22,18 5      $       (7,787)        $  (210,147)

Loss Per Common
    Share           $              .12  $         (.13)      $
 .25       $           (.29)     $      (16.23)

Average Outstanding Shares          83,390                   37,796
             83,390                    26,398             12,946


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)
                                                                    For the
Period
                                                 For the Six          For the
Six      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   June 30,             June  30,          to
June 30,
                                         1989                  1988
        1989
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ 22,185   $  (7,787)  $(210,147)
   Amortization                      5         -           15
   Bad Debts                       -           -      210,000
   Increase (Decrease)
     in Accounts Payable          (331)        (85)     2,785
   Decrease (Increase) in
 Accrued Interest Receivable & Prepaids    (28,839)            (588)  (38,256)
   Increase in Taxes Payable                 100                  (100)
                           200
                       (6,880)                   (8,560)        (35,403)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (690,000)
   Collection of Loans             -           -         -
   Organization Costs                             -
  -                                             (50)
Investment on Land              (10,000)                  -        (10,000)
                      (10,000)         -           (700,050)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -            683,650     753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         (16,880)     675,090     17,810

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD           34,690                61,066
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             17,810     $           736,156
   $                     17,810

CASH PAID DURING THE PERIOD FOR:
   Interest                   $     2    $   -       $    656
   Income Taxes               $ -        $   -       $    300
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1989

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1989 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $53,080 as operating capital at June
30, 1989, compared to $ 736,481 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1989, the registrant had net income of $10,443, compared to net income of $ (5,207) for the same period last year. The registrant had net income of $ 22,185 for the six months ended June 30, 1989, compared to $ (7,787) for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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