Form 10QSB
period 1989-09-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1990

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1990 and the results of its operations and changes in its financial position from January 1, 1990 through June
30, 1990 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                           June 30,
December 31,
                                                              1990
     1989
CURRENT ASSETS                                 (unaudited)

Cash                              $           1,140          $      34,712
     Notes Receivable-current portion                                    4,550
                       -

     Total Current Assets                                           5,690
           34,712

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $23 & $20)                              25
           30
     Notes receivable                                           125,450
        100,000

TOTAL ASSETS                            $       131,165          $    134,742


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $               -
$           975
     Taxes Payable                                             100
       100

     Total Current Liabilities
   100                     1,075


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (622,197)
      (619,595)

     Total Stockholders' Equity                             131,065
      133,667

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   131,165
 $   134.742

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                 From Inception
                     For the Three       For the Three         For the Six
       For the Six     on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      June 30,           June 30,                June 30,
         June 30,                June 30,
                            1990                1989
1990                              1989                    1990
REVENUE

Interest Income        $   460    $14,180    $673        $28,447    $   38,787

EXPENSES

     Amortization         2        3            5  5        25
     Bad Debt           -          -    -         -           576,079
     Dues and Fees      32         -           69  -          2,544
     Interest           -       -       -       2  655
     Office Expenses           -       35          -          35    4,267
 Officer Compensation   -          -                    -  -             21,085
Professional Services  2,600      3,699      3,200       6,120          53,363
     Travel                        -                     -                  -
                -              2,466

     Total Expenses  2,634      3,737      3,274       6,162         660,484

NET INCOME
(LOSS) - Before Taxes $(2,174)   $(10,443)  $(2,601)     $22,285   $(621,697)
 Taxes           -                  -                     -
               100               500

INCOME (LOSS)       $       ( 2,174)   $     (10,443)            $
(2,601)             $        22,185    $  (622,197)

Loss Per Common
    Share           $              (.03)  $         (.12)      $
(.03)      $              .25     $      (14.06)

Average Outstanding Shares          83,390                   83,390
             83,390                    83,390             44,254


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)
                                                                    For the
Period
                                                 For the Six          For the
Six      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   June 30,             June  30,          to
June 30,
                                        1990                  1989
        1990
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (2,601)  $  22,185   $(622,197)
   Amortization                      5           5         25
   Bad Debts                       -           -      566,661
   Increase (Decrease)
     in Accounts Payable          (975)       (331)      -
   Decrease (Increase) in
     Accrued Interest Receivable & Prepaids    -         (28,839)  -
   Increase in Taxes Payable                   -                     100
                           100
                       (3,571)                   (6,880)        (55,411)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities     (30,000)        -     (730,000)
   Collection of Loans             -           -       33,338
   Organization Costs                             -
  -                        (50)
   Investment on Land                   -             (10,000)       (10,000)
                      (30,000)         (10,000)    (696,712)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)         -        -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          33,572     (16,880)      1,140

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD           34,712                34,690
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $              1,140     $          17,810
   $                      1,140

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ 2        $     656
   Income Taxes               $ -        $   -       $    400

The accompanying notes are an integral part of these financial statements
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1990

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1990 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $5,590 as operating capital at June
30, 1990, compared to $53,800 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1990, the registrant had a net loss of $2,174, compared to net income of $10,443 for the same period last year. The registrant had a net loss of $ (2,601) for the six months ended June 30, 1990 compare to a net income of $
22,185 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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