Form 10KSB
period 1989-12-31
SBB INC
filed 1998-02-02
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1989

[    ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the transition period from                     to            .

                      Commission File No.  33-2474-LA

                                 SBB, INC.
          (Exact name of Registrant as specified in its charter)

                       UTAH                            93-0915593
          (State or other jurisdiction of             (IRS Employer
          incorporation or organization)           Identification No.)

                3018 SOUTH STATE, SALT LAKE CITY, UTAH 84115
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 485-7200

Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.
 [ X] YES     [   ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-K or any amendment to this Form 10-K.    [ X  ]

Revenue for the year ended 1989:   $ 1,138.

As of January 14, 1998 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of January 14, 1998 the number of shares outstanding of the Registrant's Common Stock was 1,018,390.

Documents incorporated by reference: Not applicable.





                                  PART I



ITEM 1.  DESCRIPTION OF BUSINESS

          SBB, Inc., ("the Company") was formed as a corporation in the State of Utah on December 26, 1985 for the purpose of investing in any and all types of assets, properties and businesses, and to seek, investigate and acquire an interest in business opportunities. In October, 1986 a Registration Statement on Form S-18 was declared effective by the Securities and Exchange Commission. Pursuant to the public offering, the Registrant sold 2,000,000
Units, each Unit consisting of five shares of common stock and A warrants to purchase eighty shares and B warrants to purchase eighty shares. The public "blind pool" offering resulted in net proceeds of approximately $ 748, 262 (after expenses and commissions).

          During the following three years the Company entered into several letters of intent which were subsequently terminated. Additionally, the Company made loans totaling approximately $575,000 to unaffiliated entities. Since 1988 the Company attempted unsuccessfully to collect these loans. Since 1988, funds remaining after the public offering, and funds collected from defaulting debtors, were expended for company expenses and compensation to the Company's president.

          The Company is currently seeking a business opportunity merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

ITEM 2.  DESCRIPTION OF PROPERTY

          The Company currently operates from the office of the Company's President and pays no rent or expenses.

ITEM 3.  LEGAL PROCEEDINGS

          None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1989 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

          The Company has not declared any cash dividends on its Common Stock since inception and its Board of Directors has no present intention of declaring any dividends. For the foreseeable future, the Company intends to retain all earnings, if any, for use in the development and expansion of its business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1996. Total stockholders' equity was $133,667, as compared to $520,930 at December 31, 1988. The decrease of $387,263 was, principally, due to professional fees of $22,121 and a bad debt expense of $366,079 paid during the year with no income.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has some assets, mostly cash and notes receivable and is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(387,263) and $(223,378) for the years ended December 31,1989 and December 31, 1988 respectively. Revenues of $1,138 and $33,929 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $388,301 and $223,378 for the periods consisted of bad debt and professional services and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1989.

          Statements of Operations for the years ended December 31, 1989 and December 31, 1988 and from
                 December 26, 1985 to December 31, 1989.

          Statement of Stockholders' Equity for the period from December 26, 1985 to December 31, 1989.

          Statement of Cash Flows for the years ended December 31, 1989 and December 31, 1988 and from
                 December 26, 1985 to December 31, 1989.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          In 1997 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended December 31, 1989 and 1988. This change in the Company's auditors was not the result of disagreements with the Company's auditors.




                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

               Age       Director
     Name      (1998)          Since              Position with the Company

John P. Stovall     49        1985           President, CEO and Director


     JOHN P. STOVALL, President and a Director since 1985. Mr. Stovall attended the University of Houston where he studied radio and television communication. For the past year Mr. Stovall has been an owner and operator of a pawn broker business in Salt Lake City, Utah. He is a former President, and the current Chairman, of the National
Pawnbrokers Association.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation.
The Company's President received -0- in compensation for the year.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     There is currently no compensation paid to non-employment directors.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of January 14, 1998, the number of shares of the Company's common stock owned by persons who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, sets forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

     The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.
                           Amount and Nature
         Name and Address                     of Beneficial
Percent of
         of Beneficial Owner                     Ownership
Class
John P. Stovall                 51,000          5.0

Officers and Directors
   as a Group (one)               51,000                      5.0


International Advisory, Inc.                     935,000                91.8
3340 Topaz, Suite 210
Las Vegas, Nevada 89121

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Other than executive compensation, during the reported year the Registrant did not entered into any transactions with management which are to be reported under this Item.

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December
    31, 1989.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SBB, Inc.

                   By: John P. Stovall

                   /s/ John P. Stovall

Dated: January 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - December 31, 1989

       Statements of Operations - For the years ended December 31, 1989 and December 31, 1988 and from December
              26, 1985 to December 31, 1989.

       Statement of Stockholders' Equity - For the period from (inception) December 26, 1985 to December 31, 1989.

       Statement of Cash Flows - For the years ended December 31, 1989 and December 31, 1988 and from December
              26, 1985 to December 31, 1989.

       Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB,Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31 1989, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the periods from December 26, 1985 to December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1989, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997

                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1989
CURRENT ASSETS

     Cash                                       $             34,712

     Total Current Assets                                    34,712

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $20) (Note 1)                               30
     Notes receivable (Note 2,3,6 & 7)
100,000

     TOTAL ASSETS                                 $          134,742


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                  $               975
     Taxes Payable (Note 1)                                                 100

Total Current Liabilities                                               1,075

STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
Deficit Accumulated During Development Stage                 (619,595    )

     Total Stockholders' Equity                                133,667

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $      134.742


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1989                  1988
     1989
REVENUE

     Interest Income         $  1,138   $   33,929 $   38,113

EXPENSES

     Amortization                  10         -            20
     Bad Debt (Note 7)        366,079      210,000    576,079
     Dues and Fees                 91        2,162      2,474
     Interest                     -    654        654
     Office Expenses              -            920      4,267
     Officer Compensation         -    21,085     21,085
     Professional Services     22,121  19,920     50,163
  Travel                                    -                            2,46
           2,466

            Total Expenses    388,301  257,207    657,208

NET INCOME (LOSS) - Before Taxes      $(387,163)  $(223,278 ) $ (619,095   )

     Taxes (Note 1)                            100                   100
                           500

INCOME (LOSS)                $     (387,263)      $         (223,378   )     $
    (619,595                )

Loss Per Common Share (Note 1)    $       (4.64) $                   (9.15
 $                      (15.82       )

Average Outstanding Shares       83,390                24,409
       39,154


                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1989

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                         Shares              Stock              Par Value
     Stage
Balance at Inception
 on December 26, 1985        -      $  -     $   -     $   -

Issuance of 5,000 shares
 to officers & directors for
 cash at $1.00 per share         5,000      5        4,995      -

Issuance of 10,000 shares
 of common stock to the public
 in February of 1987 for
 $10 per share             10,000        10   99,990       -

Deferred offering costs offset
 against capital in excess
 of par value                -         -     (35,388)      -

Net loss from inception on
 December 26, 1985
through December 31, 1987                         -                           -
                     -                    (8,954)

Balance, December 31, 1987       15,000    15        69,597    (8,954)










                              continued


                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1989

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                       Shares              Stock              Par Value
     Stage

Balance, December 31, 1987       15,000    15        69,597       (8,954)

Issuance of 68,390,000 shares
 upon exercise of A Warrants for
 $10 per share (less brokerage
 fees of $250)             68,390        68   683,582      -

Net loss for the year ended
 December 31, 1988                        -                          -
                      -                 (223,378)

Balance, December 31, 1988       83,390    83        753,179    (232,332)

Net loss for the year
 ended December 31, 1989                            -
  -                                      -          (387,263)

Balance, December 31, 1989                  83,390   $                 83
    $      753,179       $      (619,595)


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1989                  1988
                     1989
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $(387,263) $(223,378)  $(619,595)
   Amortization                     10        -            20
   Bad Debts (Note 7)          366,079     210,000    566,661
   Increase (Decrease)
     in Accounts Payable        (2,142)      2,517        975
   Decrease (Increase) in
     Accrued Interest Receivable       -           (9,165)    -
   Increase in Taxes Payable                   -                        -
                           100
                      (23,316)         (20,026)    (51,839)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities     (10,000)   (690,000)  (700,000)
   Collection of Loans          33,338         -       33,338
   Organization Costs                          -                           -
                           (50)
                       23,338          (690,000)   (666,712)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           683,650    753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              22     (26,376)    34,712

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               34,690               61,066
             -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $        34,712      $          34,690         $
                        34,712

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    100   $     100   $    400
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

          The Company was organized under the laws of the state of Utah on December 26, 1985.
     The Company was incorporated for the purpose of investing in any and all types of assets, properties and businesses and is considered a development stage company as defined in SFAS
     No 7.

     ORGANIZATION COSTS

          The Company is amortizing its organization costs, over sixty (60) months using the straight line method. Amortization for the year ended December 31, 1989 was $10.

     INCOME (LOSS) PER SHARE

          The computation of income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period.

     INCOME TAXES

          The Company adopted Statement of Financial Standards No. 109 "Accounting for Income
     taxes" in the fiscal year ended December 31, 1989 and was applied retroactively.

          Statement of Financial Accounting Standards No. 109 " Accounting for Income Taxes"
     requires an asset and liability approach for financial accounting and reporting for income tax purposes. This statement recognizes (a) the amount of taxes payable or refundable for the current year and (b) deferred tax liabilities and assets for future tax consequences of events that have been recognized in the financial statements or tax returns.

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1989 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES (continued)

          The Company has cumulative net operating loss carryforwards of approximately $220,000 at December 31, 1989. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $74,000 at
     December 31, 1989 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $67,000 for 1989.

          The Company has available $220,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

     CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


NOTE 2 - NOTES RECEIVABLE

          On September 30, 1988, SBB, Inc. loaned $210,000 to King of Video, Inc. a Nevada
     Corporation, at 18% interest per annum. The note was due and payable on January 2, 1989 and is secured by debtor's cash, accounts receivable, fixtures, and other items. The loan was granted by Source Venture Capital, Inc. On May 15, 1989 King of Video, Inc. declared bankruptcy. Consequently, the Company has written off the entire amount of the note.

    On October 13, 1988, SBB, Inc. loaned $250,000 to Hogan-Garner Development
     Corporation, a Colorado corporation, at ten percent (10%) interest per annum. The note was due and payable on October 1, 1989 and is secured by debtor's accounts receivable, fixtures, and other items. The loan was guaranteed by Source Venture Capital, Inc. This loan was written off as totally worthless as of December 31, 1989.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 2 - NOTES RECEIVABLE (continued)

          On October 28, 1988, SBB, Inc. loaned $115,000 to South Hecla Development Corp., a
     Utah corporation, at sixteen percent (16%) interest per annum. The note was due and payable on August 30, 1989, but is renewable under certain conditions for an additional ten months, and until June 30, 1990. The note was secured by 60,000 shares of Spectralytic, Inc.
     This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31, 1989.

  On November 23, 1988, SBB, Inc. loaned $100,000 to Hogan-Garner Development
     Corp., a Colorado corporation, at ten percent (10%) interest per annum. The note was due and payable on November 1, 1989 and is secured by the debtor's machinery, equipment and other items.  The loan was guaranteed by Source Venture Capital, Inc.

          On December 13, 1988, SBB, Inc. loaned $15,000 to South Hecla Development Corp., a Utah corporation, at sixteen percent (16%) interest per annum. The note was due and payable on February 11, 1989. The note was secured by 2,500,000 shares of Touch'fon
     International. This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31, 1989.

          On December 13, 1988, SBB, Inc. loaned $15,000 to South Hecla Development Corp., a Utah corporation, at sixteen percent (16%) interest per annum. The note was secured by
     2,500,000 shares of Touch'fon International. This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31,
     1989.

        As of January 1, 1989 the Company has suspended the accrual of any interest income on the notes receivable since it was subsequently discovered that all the notes were eventually worthless except for $100,000 which was collected in 1994.

                         Notes Receivable Summary

               King of Video, Inc.           $210,000
               Hogan-Garner Development Corp.           250,000
               Hogan-Garner Development Corp.           100,000
                       Total Notes Receivable           560,000

               Less Written off as Bad Debt  (460,000)
               Net Notes Receivable          $100,000
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 3- NOTES RECEIVABLE - COLLECTION

          Pursuant to a board of directors meeting held on July 27, 1989, the Company has accepted
     2,500,000 restricted shares of Touch'fon International previously pledged as security for the repayment of a $15,000 loan, as full payment for the debt. The stock was found to be worthless and was written off as worthless as of December 31, 1989.

          The Company has also accepted 900,000 restricted common shares of Republic Gold &
     Silver Incorporated in full settlement and satisfaction of the $115,000 note plus accrued interest from South Helca Development. The note was found to be worthless and was written off as worthless as of December 31, 1989.

NOTE 4 - INVESTMENT IN LAND

          In February of 1989 the Company paid $10,000 earnest money deposit on the purchase of approximately ninety (90) acres in Vernal, Utah. The Company subsequently decided not to purchase the land and converted the $10,000 to a note receivable. The note was never collected and was written off as a bad debt in 1989.

NOTE 5 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets
and liabilities at the date of the financial statements and revenues and expenses
     during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at December 31, 1989 are as follows:

                       December 31,
                          1989

                                              CarryingAmountsFair
                                                         Values


        Cash and Cash Equivalents            $   34,712$   34,712

        Notes receivable                     $  100,000$   65,474



     The following methods and assumptions were used by the Company
in         estimating its fair
                       value disclosures for financial instruments:

             CASH AND CASH EQUIVALENTS

      The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

             NOTES RECEIVABLE

         The fair values of notes receivable are estimated using discounted
cash         flow
    analysis (Four years) based on the Company's incremental borrowing rate
at         the
             discount rate (10%).


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1989

        NOTE 7 - BAD DEBT

     During the year, the Company expended as bad debt the following loan,
investments         and
             accrued interest:

             King of Video                                $210,000
             Hogan -Garner Development Corporation         250,000
             South Hecla Development Corporation  (later converted to
                 Touch'fon International Stock)             15,000
             South Hecla Development Corporation - Land Investment
                (later converted to note receivable)        10,000
             South Hecla Development Corporation (later converted to
                Republic Gold & Silver corporation stock)  115,000
             Accrued Interest                                9,417
             Less: Collected in 1989                       (33,338)
    Less: Reserved in 1988                                        (210,000   )
    Total Bad Debt Expense                       $                 366,079

        NOTE 8 - REVERSE STOCK SPLIT

       In 1997, the shareholders approved a 1 for 1,000 share reverse stock
split.          This change has
 been made retroactive to the beginning balances of this financial statement.









        We hereby consent to the use of our audit report of
SBB, Inc. dated November
26,         1997 for the year
        ended December 31, 1989 in the Form 10KSB
 Annual Report for the year 1989.


        s/s Crouch, Bierwolf & Chisholm

        Salt Lake City, Utah
        January 20, 1998