Form 10KSB
period 1990-12-31
SBB INC
filed 1998-02-02
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1990

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

Revenue for the year ended 1990: $ 705.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1990 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1990. Total stockholders' equity was $121,375, as compared to $133,667 at December 31, 1989. The decrease of $12,292 was, principally, due to professional fees of $12,728 during the year with little income.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $127,425. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(12,292) and $(387,263) for the years ended December 31,1990 and December 31, 1989 respectively. Revenues of $705 and $1,138 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $12,897 and $388,301 for the periods consisted of bad debt and professional services and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1990.

          Statements of Operations for the years ended December 31, 1990 and December 31, 1989 and
          from        December 26, 1985 to December 31, 1990.

          Statement of Stockholders' Equity for the period from December 26, 1985 to December 31, 1990.

          Statement of Cash Flows for the years ended December 31, 1990 and December 31, 1989 and
          from        December 26, 1985 to December 31, 1990.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          In 1997 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended December 31, 1990 and 1989. This change in the
Company's auditors was not the result of disagreements with the Company's auditors.




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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-
                     LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended
    December 31, 1990.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1990.

  Statements of Operations - For the years ended December 31, 1990 and
   December 31, 1989 and from December 26, 1985 to December 31, 1990.

  Statement of Stockholders' Equity - For the period from (inception) December 26, 1985 to
        December 31, 1990.

  Statement of Cash Flows - For the years ended December 31, 1990 and
   December 31, 1989 and from December 26, 1985 to December 31, 1990.

  Notes to Financial Statements













                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB,Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1990 and the related statements of income, retained earnings, and cash flows for the years ended December 31, 1989 and 1990. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31,
1988 and for the period from December 26, 1985 to December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1990 and the results of its operations and its cash flows for the years ended December 31, 1989 and 1990, then ended in conformity with generally accepted accounting principles.



Salt Lake City, Utah
November 26, 1997
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                 December 31,
                                                        1990
CURRENT ASSETS

     Cash                                       $              2,005
  Notes Receivable - current portion                          10,000

     Total Current Assets                                    12,005

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $30) (Note 1)                               20
     Notes receivable (Note 2,3,6 & 7)
115,450

     TOTAL ASSETS                                 $          127,475


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                  $            6,000
     Taxes Payable (Note 1)                                                 100

 Total Current Liabilities                                               6,100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
     Deficit Accumulated During Development Stage
(631,88    7)

     Total Stockholders' Equity                                 121,375

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      127.475


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1990                  1989
     1990
REVENUE

     Interest Income         $    705   $    1,138 $   38,818

EXPENSES

     Amortization                  10           10         30
     Bad Debt                     -        366,079    576,079
     Dues and Fees                 159          91      2,633
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation         -    -          21,085
     Professional Services     12,728  22,121     62,891
     Travel                                    -
-                         2,466

            Total Expenses     12,897  388,301    670,105

NET INCOME (LOSS) - Before Taxes      $(12,192)   $(387,163 ) $ (631,287   )

     Taxes (Note 1)                            100                   100
                           600

INCOME (LOSS)                $       (12,292)     $         (387,263   )     $
    (631,887                )

Loss Per Common Share (Note 1)        $             (.15)    $
(4.64) $                      (13.16       )

Average Outstanding Shares             83,390                83,390
       48,002


                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1990

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













                              continued

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1990

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                       Shares              Stock              Par Value
     Stage

Balance, December 31, 1987       15,000    15        69,597       (8,954)

Issuance of 68,390,000 shares
 upon exercise of A Warrants for
 $10 per share (less brokerage
 fees of $250)             68,390        68   683,582      -

Net loss for the year ended
 December 31, 1988                        -                          -
                      -                 (223,378)

Balance, December 31, 1988       83,390    83        753,179    (232,332)

Net loss for the year
 ended December 31, 1989                            -
  -                                      -          (387,263)

Balance, December 31, 1989                  83,390                     83
            753,179            (619,595)

Net loss for the year
  ended December 31, 1990                          -
-                  -            (12,292)

Balance, December 31, 1990                     83,390  $              83 $
753,179   $ (631,887)



                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1990                  1989
                     1990
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $(12,292)  $(387,263)  $(631,887)
   Amortization                     10          10         30
   Bad Debts                       -       366,079    566,661
   Increase (Decrease)
     in Accounts Payable         5,025      (2,142)      6,000
   Decrease (Increase) in
     Accrued Interest Receivable       -           -          -
   Increase in Taxes Payable                   -                         -
                           100
                       (7,257)         (23,316)    (59,096)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities     (30,000)    (10,000)  (730,000)
   Collection of Loans           4,550      33,338     37,888
   Organization Costs                          -                           -
                           (50)
                      (25,450)         23,338      (692,162)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -          753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         (32,707)         22        2005

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               34,712                34,690
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $              2,005   $          34,712       $
                         2,005

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    100   $     100   $    500
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

          The Company was organized under the laws of the state of Utah on December 26, 1985.
     The Company was incorporated for the purpose of investing in any and all types of assets, properties and businesses and is considered a development stage company as defined in SFAS
     No 7.

     ORGANIZATION COSTS

          The Company is amortizing its organization costs, over sixty (60) months using the straight line method. Amortization for the year ended December 31, 1990 was $10.

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1990 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES (continued)

          The Company has cumulative net operating loss carryforwards of approximately $230,000 at December 31, 1990. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $78,000 at
     December 31, 1990 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $4,000 for 1990.

          The Company has available $230,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

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

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

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

         On February 5, 1990 SBB, Inc. loaned $30,000 to Larry R. Vonwold, an individual, at six percent (6%) per annum. The note was unsecured. The note was due on February 15, 1993.
     Interest is due monthly beginning March 5, 1990. Over the years, only $27,995 was collected, and $2,005 was written off as a bad debt. No interest income was ever realized on this note.

        As of January 1, 1989 the Company has suspended the accrual of any interest income on the notes receivable since it was subsequently discovered that all the notes were eventually worthless except for $100,000 which was collected in 1994.


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

NOTE 2 - NOTES RECEIVABLE (continued)

                         Notes Receivable Summary

               King of Video, Inc.           $210,000
               Hogan-Garner Development Corp.           250,000
               Hogan-Garner Development Corp.           100,000
               Larry Vonwold                             30,000
                       Total Notes Receivable                  590,000

               Less Written off as Bad Debt  (460,000)
               Less collected in 1990                  (4,550)
               Net Notes Receivable                  125,450

               Less: Collected in 1992 (current portion)                (10,000)

               Total Notes Receivable-Long Term       $        115,450

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


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

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

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at December 31, 1990 are as follows:

                       December 31,
                          1990

                                              CarryingAmountsFair
                                                         Values


        Cash and Cash Equivalents            $    2,005$   2,005

        Notes receivable                     $  115,450$
                                                          94,807



     The following methods and assumptions were used by the Company
in         estimating its fair
                       value disclosures for financial instruments:

             CASH AND CASH EQUIVALENTS

  The carrying amounts reported on the balance sheet for cash and cash equivalents approximate their fair value.

             NOTES RECEIVABLE

    The fair values of notes receivable are estimated using discounted
cash         flow
analysis (Various payments over three years) based on the Company's incremental borrowing rate at the discount rate (10%).

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1990

        NOTE 7 - BAD DEBT

   During 1989, the Company expended as bad debt the following loan,
investments         and
             accrued interest:

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











  We hereby consent to the use of our audit report of SBB, Inc. dated November
26,         1997 for the year
   ended December 31, 1990 in the Form 10KSB Annual Report for the year 1990.


        s/s Crouch, Bierwolf & Chisholm

        Salt Lake City, Utah
        January 20, 1998