Form 10QSB
period 1991-03-31
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1991

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

In the opinion of the Company, all adjustments, consisting of only normal recurring
adjustments, necessary to present fairly the financial position of the Company as of March 31, 1991 and the results of its operations and changes in its financial position from January 1, 1991 through
March 31, 1991 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                          March 31,
December 31,
                                                              1991
     1990
CURRENT ASSETS                                 (unaudited)

     Cash                                    $     2,101         $        2,005
     Notes Receivable-current portion
5,000                10,000

     Total Current Assets                                    7,101
   12,005

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $33 & $30)                                      17
                 20
     Notes receivable                                              115,450
        115,450

 TOTAL ASSETS                            $          122,568      $    127,475


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                             $      2,000       $       6,000
     Taxes Payable                                                  100
           100

     Total Current Liabilities                                     2,100
         6,100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (632,794)
      (631,887)

     Total Stockholders' Equity                                  120,468
      121,375

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        122,568
$   127,475


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1991                  1990
     1991
REVENUE

     Interest Income         $      23  $     214  $   38,841

EXPENSES

     Amortization                   3           3          33
     Bad Debt                      -           -      576,079
     Dues and Fees                 27          38       2,660
     Interest                      -   -          654
     Office Expenses               -           -        4,267
     Officer Compensation          -     -        21,085
     Professional Services        900  600        63,791
     Travel                                   -                      -
     2,466

            Total Expenses        930  641        671,035

NET INCOME (LOSS) - Before Taxes      $(907)      $(427)      $ (632,194   )

     Taxes                                      -
       -                                            600

INCOME (LOSS)                $            (907)   $            (427)       $
  (632,794                  )

Loss Per Common Share        $               (.01) $               -
$                        (12.69       )

Average Outstanding Shares              83,390              83,390
       49,845


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1991                  1990
                     1991
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (907)  $    (427)  $(632,794)
   Amortization                      3           3         33
   Bad Debts                        -          -      566,661
   Increase (Decrease)
     in Accounts Payable        (4,000)       (976)     2,000
   Increase in Taxes Payable                   -                 -
  100
                       (4,904)         (1,400)     (64,000)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -       (30,000)  (730,000)
   Collection of Loans           5,000         -       42,888
   Organization Costs                           -                 -
              (50)
                        5,000          (30,000)    (687,162)
CASH FLOWS FROM
  FINANCING ACTIVITIES
Issuance of Common Stock (Net)    -           -                      753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              96     (31,400)     2,101

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              2,005           34,713
                        -

CASH AND CASH EQUIVALENTS
AT END OF PERIOD            $          2,101     $
            3,313 $                       2,101

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    500
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1991

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1991 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $5,001 as operating capital at
March 31, 1991, compared to $7,763 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1991, the registrant had net loss of $907, compared to a net loss of $427 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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