Form 10QSB
period 1991-06-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1991

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

In the opinion of the Company, all adjustments, consisting of only normal recurring
adjustments, necessary to present fairly the financial position of the Company as of June 30, 1991 and the results of its operations and changes in its financial position from January 1, 1991 through June
30, 1991 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                            June 30,
December 31,
                                                               1991
     1990
CURRENT ASSETS                                  (unaudited)

     Cash                                    $           2,549          $
  2,005
     Notes Receivable-current portion                                    2,000
                 10.000

     Total Current Assets                                           4,549
            12,005

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $35 & $30)                              15
           20
     Notes receivable                                           115,450
        115,450

 TOTAL ASSETS                         $       120,014          $    127,475


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $               -
$        6,000
     Taxes Payable                                             100
       100

     Total Current Liabilities
   100                     6,100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (633,348)
      (631,887)

     Total Stockholders' Equity                             119,914
      121,375

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   120,014
 $   127.475

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                From Inception
                     For the Three       For the Three         For the Six
       For the Six     on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      June 30,           June 30,                June 30,
         June 30,                June 30,
                            1991                1990
1991                              1990                    1991
REVENUE

Interest Income        $   24     $460       $48         $673       $   38,865

EXPENSES

     Amortization         2          2          5  5        35
     Bad Debt           -          -    -         -           576,079
     Dues and Fees      26          32         53  69         2,686
     Interest           -       -       -     -    654
     Office Expenses           -       -           -  -               4,267
     Officer Compensation   -          -                    -  -      21,085
     Professional Services  550        2,600      1,450    3,200      64,341
     Travel                        -                     -                  -
                -              2,466

   Total Expenses  578        2,634      1,508       3,274         671,613

NET INCOME
 (LOSS) - Before Taxes $(554)     $(2,174)   $(1,460)     $(2,601)  $(632,748)

  Taxes             -                  -                     -
               -                  600

INCOME (LOSS)       $          ( 554)  $      (2,174)            $
(1,460)             $        (2,601)   $  (633,348)

Loss Per Common
    Share           $                -            $         (.03)      $
    (.02)            $             (.03) $      (12.33)

Average Outstanding Shares          83,390                   83,390
             83,390                    83,390             51,370


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)

                                                                    For the
Period
                                                 For the Six          For the
Six      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   June 30,             June  30,          to
June 30,
                                          1991                  1990
        1991
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,460)  $  (2,601)  $(633,347)
   Amortization                      5           5         35
   Bad Debts                       -           -      566,661
   Increase (Decrease)
     in Accounts Payable        (6,000)       (975)      -
   Increase in Taxes Payable                   -                        -
                           100
                       (7,455)                   (3,571)        (66,551)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -       (30,000)  (730,000)
   Collection of Loans           8,000         -       45,888
   Organization Costs                             -                          -
                          (50)
                        8,000          (30,000)    (684,162)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)         -        -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             545      33,572       2,550

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              2,005            34,712
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $          2 550       $          1,140   $
    2,550

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     656
   Income Taxes               $ -        $   -       $    500
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1991

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1991 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $4,449 as operating capital at June
30, 1991, compared to $5,590 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1991, the registrant had a net loss of $554, compared to net loss of $2,174 for the same period last year. The registrant had a net loss of $ 1,460 for the six months ended June 30, 1991, compare to a net loss of $ 2,601 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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