Form 10QSB
period 1991-09-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549
             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1991

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

In the opinion of the Company, all adjustments, consisting of only normal recurring
adjustments, necessary to present fairly the financial position of the Company as of September 30,
1991 and the results of its operations and changes in its financial position from January 1, 1991 through September 30, 1991 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        September 30,
December 31,
                                                                1991
     1990
CURRENT ASSETS                                  (unaudited)

     Cash                                    $            2,048         $
  2,005
     Notes Receivable-current portion
2,000                 10,000

     Total Current Assets                                            4,048
            12,005

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $33 & $30)                               12
           20
     Notes receivable                                            115,450
       115,450

  TOTAL ASSETS                       $        119,510         $   127,475


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $             -
  $      6,000
     Taxes Payable                                              100
       100

     Total Current Liabilities
    100                    6,100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                   753,179
     Deficit Accumulated During Development Stage           (633,852)
      (631,887)

     Total Stockholders' Equity                             119,410
       121,375

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   119,510
 $   127,475


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                             From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1991                1990
1991                              1990                    1991
REVENUE

     Interest Income        $24        $5  $   72  $679       $38,889

EXPENSES

     Amortization         3          3          8  8           38
     Bad Debt           -          -    -         -           576,079
     Dues and Fees       25         42         78  111        2,711
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
  Officer Compensation   -          -               -   -             21,085
     Professional Services  500        2,200  1,950       5,400          64,841
     Travel                        -                     -                  -
                -              2,466

   Total Expenses  528        2,245      2,036       5,519         672,141

NET INCOME
LOSS) - Before Taxes $(504)     $(2,240)   $(1,964)     $(4,840)  $(633,252)

     Taxes                        -                  -                     -
                                     -                 600

INCOME (LOSS)       $         ( 504)   $          (2,240)        $
(1,964)             $        (4,840)   $  (633,852)

Loss Per Common
    Share           $             -    $          (.03)     $            (.02)
       $           (.06)     $        (12.01)

Average Outstanding Shares          83,390              83,390
   83,390                            83,390               52,762


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                         (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                        1991                  1990
        1991
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,964)  $  (4,840)  $(633,851)
   Amortization                      8           8         38
   Bad Debts                       -           -      566,661
   Increase (Decrease)
     in Accounts Payable        (6,000)       (975)       -
   Increase in Taxes Payable                   -                          -
                           100
                       (7,956)                   (5,807)        (67,052)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -        (30,000)  (730,000)
   Collection of Loans           8,000       3,050     45,888
   Organization Costs                             -
   -                                        (50)
                        8,000          (26,950)    (684,162)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -            -           753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS              44     (32,757)     2,049

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               2,005            34,712
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $              2,049     $           1,955  $
      2,049

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     656
   Income Taxes               $ -        $   -       $    500
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1991

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1991 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant had approximately $3,948 as operating capital at
September 30, 1991, compared to $3,355 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1991, the registrant had a net loss of $504, compared to a net loss of $2,240 for the same period last year. The registrant had net loss of $1,964 for the nine months ended September 30, 1991 compared to $4,840 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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