Form 10KSB
period 1991-12-31
SBB INC
filed 1998-02-02
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1991

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

Revenue for the year ended 1991: $ 80.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is bing prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1996 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1991. Total stockholders' equity was $113,153, as compared to $121,375 at December 31, 1990. The decrease of $100 was, principally, due to taxes accrued during the year with no income.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $ 117,353. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(100) and $(4,109) for the years ended December 31,1996 and
December 31, 1995 respectively. Revenues of $0 and $4,109 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $100 and $4,009 for the periods consisted of bad debt and professional services and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1991.

          Statements of Operations for the years ended December 31, 1991 and December 31, 1990.

          Statement of Stockholders' Equity for this period.

          Statement of Cash Flows for the years ended December 31, 1991 and December 31, 1990.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          In 1997 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended December 31, 1996 and 1995. This change in the Company's auditors was not the result of disagreements with the Company's auditors.




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

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation. The Company's President received ___________ in compensation for the year.

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

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December
    31, 1991.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - December 31, 1991

       Statements of Operations - For the years ended December 31, 1991 and
        December 31, 1990 and from December 26, 1985 to December 31, 1991.

       Statement of Stockholders' Equity - For the period from (inception)
        December 26, 1985 to December 31, 1991

       Statement of Cash Flows - For the years ended December 31, 1991 and
        December 31, 1990 and from December 26, 1985 to December 31, 1991.

       Notes to Financial Statements











                       INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1991 and the related statements of income, retained earnings, and cash flows for the years 1991 and 1990 then ended and for the period from January 1, 1989 to December 31, 1991. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to December 31, 1988 were audited by other auditors whose report dated September 25,
1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1991 and the results of its operations and its cash flows for the years then ended and for the period from January 1, 1989 to December 31, 1991 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997
                                 SBB, INC.
                      ( A Development Stage Company)
                               Balance Sheet


                                  ASSETS

                                                December 31,
                                                      1991
CURRENT ASSETS

     Cash                                       $              1,893
Notes Receivable - current portion                                      12,445

     Total Current Assets                                    14,338

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $40) (Note 1)                               10
     Notes receivable (Note 2,3, & 6)
103,005

     TOTAL ASSETS                                 $          117,353


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                  $            4,000
     Taxes Payable (Note 1)                                                 200

 Total Current Liabilities                                               4,200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                          753,179
 Deficit Accumulated During Development Stage                  (640,109   )


     Total Stockholders' Equity                                    113,153

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $      117.353


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Operations

                                                      From Inception
                                   For the Year        For the Year        on
December 26,
                                   Ended               Ended
1985 through
                                    December 31,       December 31,
December 31,
                                          1991                  1990
          1991
REVENUE

          Interest Income         $     80   $      705 $   38,898

EXPENSES

          Amortization                  10           10         40
          Bad Debt                     -            -      576,079
          Dues and Fees                 104         159      2,737
          Interest                     -    -          654
          Office Expenses              -           -         4,267
          Officer Compensation         -    -          21,085
          Professional Services      8,088  12,728     70,979
          Travel                                    -
    -                         2,466

            Total Expenses           8,202  12,897     678,307

NET INCOME (LOSS) - Before Taxes  $ (8,122)  $  (12,192) $(639,409)

       Taxes (Note 1)                            100                   100
                                700

INCOME (LOSS)                     $         (8,222)    $         (12,292    )
   $     (640,109                )

Loss Per Common Share (Note 1)    $      (.10) $                (.15
 $                           (11.88       )

Average Outstanding Shares                  83,390                83,390
            53,900


                                 SBB, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From Inception on December 26, 1985 through December 31, 1991

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










                                 continued

                                 SBB, INC.
                       (A Development Stage Company)
                    Statements of Stockholders' Equity
       From Inception on December 26, 1985 through December 31, 1991

                                                           Deficit
                                                            Accumulated
                                                 Capital in          During
                             Common     Common    Excess of          Development
                               Shares              Stock              Par
Value               Stage

Balance, December 31, 1987      15,000       15     69,597   (8,954)

Issuance of 68,390,000 shares
 upon exercise of A Warrants for
 $10 per share (less brokerage
 fees of $250)                  68,390        68   683,582      -

Net loss for the year ended
 December 31, 1988                             -                          -
                           -                 (223,378)

Balance, December 31, 1988      83,390        83   753,179  (232,332)

Net loss for the year
 ended December 31, 1989                        -                          -
                          -                  (387,263)

Balance, December 31, 1989              83,390                  83
753,179       (619,595)

Net loss for the year
ended December 31, 1990
                                     (12,292)

Balance, December 31, 1990                83,390                83
753,179      (631,887)

Net loss for the year ended
 December 31, 1991                          -                           -
               -                      (8,222)

Balance, December 31, 1991   $         83,390   $               83  $
753,179 $    (640,109)
                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows

                                                         For the Period
                                   For the Year         For the Year
From Inception on
                                    Ended                Ended
    December 26,1985
                                   December 31,         December 31,
     to December 31,
                                           1991                  1990
             1991
CASH FLOWS FROM
     OPERATING ACTIVITIES
        Net Income (Loss)          $ (8,222)  $ (12,292)  $(640,109)
        Amortization                     10          10         40
        Bad Debts                       -         -        566,661
        Increase (Decrease)
          in Accounts Payable        (2,000)      5,025       4,000
        Decrease (Increase) in
          Accrued Interest Receivable       -           -          -
        Increase in Taxes Payable                   100                        -
                                200
                           (10,112)         (7,257)     (69,208)

CASH FLOWS FROM
       INVESTING ACTIVITIES
        Loans to other Entities         -       (30,000)  (730,000)
        Collection of Loans          10,000       4,550     47,888
        Organization Costs                          -
    -                           (50)
                            10,000          (25,450)    (682,162)
CASH FLOWS FROM
       FINANCING ACTIVITIES
        Issuance of Common Stock (Net)      -           -          753,263

INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS            (112)    (32,707)     1,893

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                     2,005                34,712
                             -

CASH AND CASH EQUIVALENTS
       AT END OF PERIOD            $              1,893   $            2,005
   $                          1,893

CASH PAID DURING THE PERIOD FOR:
        Interest                   $    -     $     -     $    656
        Income Taxes               $    -     $     100   $    500
                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

          The Company was organized under the laws of the state of Utah on December 26, 1985. The Company was incorporated for the purpose of investing in any and all types of assets, properties and businesses and is considered a development stage company as defined in SFAS No 7.

     ORGANIZATION COSTS

          The Company is amortizing its organization costs, over sixty (60) months using the straight line method.
     Amortization for the year ended December 31, 1991 was $10.

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

          Deferred income taxes result from temporary differences in the recognition of accounting transactions for
     tax and financial reporting purposes.   There were no temporary
differences at December 31, 1991 and earlier
     years; accordingly, no deferred tax liabilities have been recognized for all years.


                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES (continued)

          The Company has cumulative net operating loss carryforwards of approximately $240,000 at December
     31, 1991. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable.
     Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $81,000 at December 31, 1991 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $3,000 for 1991.

          The Company has available $240,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

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

                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

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

         On February 5, 1990 SBB, Inc. loaned $30,000 to Larry R. Vonwold, an individual, at six percent (6%)
     per annum. The note was unsecured. The note was due on February 15, 1993. Interest was due monthly beginning March 5, 1990. Over the years, only $27,995 was collected, and $2,005 was written off as a bad debt.  No interest income was ever realized on this note.

        As of January 1, 1989 the Company has suspended the accrual of any interest income on the notes receivable since it was subsequently discovered that all the notes were eventually worthless except for
     $100,000 which was collected in 1994.


                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

NOTE 2 - NOTES RECEIVABLE (continued)

                         Notes Receivable Summary

                    King of Video, Inc.           $210,000
                    Hogan-Garner Development Corp.           250,000
                    Hogan-Garner Development Corp.           100,000
                    Larry Vonwold                             30,000
                            Total Notes Receivable                  590,000

                    Less Written off as Bad Debt  (460,000)
                    Less collected in 1991 and 1990                 (14,550)
                    Net Notes Receivable                  115,450

       Less: Collected in 1992 (current portion)                (12,445)

                    Total Notes Receivable-Long Term       $        103,005

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


                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

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

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments",
     The carrying amounts and fair value of the Company's financial instruments at December 31,
     1991 are as follows:

                       December 31,
                          1991

                                         CarryingAmountsFair
                                                    Values


   Cash and Cash Equivalents            $    1,893$   1,893

   Notes receivable                     $  103,005$
                                                     92,407



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

                                 SBB, INC.
                       (A Development Stage Company)
                     Notes to the Financial Statements
                             December 31, 1991

   NOTE 7 - REVERSE STOCK SPLIT

        In 1997, the shareholders approved a 1 for 1,000 share reverse stock
split.     This change has been made
        retroactive to the beginning balances of this financial statement.








   We hereby consent to the use of our audit report of SBB, Inc. dated November
26,    1997 for the year ended
   December 31, 1991 in the Form 10KSB Annual Report for the year 1991.


   s/s Crouch, Bierwolf & Chisholm

   Salt Lake City, Utah
   January 20, 1998