Form 10QSB
period 1992-03-31
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1992

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1992 and the results of its operations and changes in its financial position from January 1, 1992 through
March 31, 1992 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                          March 31,
December 31,
                                                              1992
     1991
CURRENT ASSETS                                  (unaudited)

     Cash                                    $     1,880         $       1,893
     Notes Receivable-current portion
9,005                12,445

     Total Current Assets                                   10,885
   14,338

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $43 & $40)                                        7
                 10
     Notes receivable                                              101,000
        103,005

  TOTAL ASSETS                            $          111,892      $    117,353

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $         -             $
   4,000
     Taxes Payable                                                   -
              200

     Total Current Liabilities                                         -
            4,200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (641,370)
      (640,109)

     Total Stockholders' Equity                                  111,892
      113,153

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        111,892
$   117,353


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1992                  1991
     1992
REVENUE

     Interest Income         $     -    $      23  $   38,898

EXPENSES

     Amortization                   3           3          43
     Bad Debt                      -           -      576,079
     Dues and Fees                  8          27       2,745
     Interest                      -   -          654
     Office Expenses               -           -        4,267
     Officer Compensation          -     -        21,085
     Professional Services      1,250  900        72,229
     Travel                                   -                      -
     2,466

            Total Expenses      1,261  930        679,568

NET INCOME (LOSS) - Before Taxes      $(1,261)    $(907)      $ (640,670   )

     Taxes                                      -
       -                                            700

INCOME (LOSS)                $            (1,261) $            (907)       $
  (641,370                  )

Loss Per Common Share        $               (.02) $               (.01)
$                        (11.61       )

Average Outstanding Shares              83,390              83,390
       55,212


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1992                  1991
                     1992
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (1,261)  $    (907)  $(641,370)
   Amortization                      3           3         43
   Bad Debts                        -          -      566,661
   Increase (Decrease)
     in Accounts Payable        (4,000)     (4,000)        -
   Increase in Taxes Payable                   (200)               -
         -
                       (5,458)         (4,904)     (74,666)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (730,000)
   Collection of Loans           5,445       5,000     53,333
   Organization Costs                           -                 -
              (50)
                        5,445          5,000       (676,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
 Issuance of Common Stock (Net)      -       -                      753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             (13)         96      1,880

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              1,893           2,005
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD       $          1,880     $                        2,101
 $                       1,880

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    200   $     -     $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1992

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1992 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $10,885 as operating capital at
March 31, 1992, compared to $5,5001 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1992, the registrant had net loss of $1,261, compared to a net loss of $907 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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