Form 10QSB
period 1992-06-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1992

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1992 and the results of its operations and changes in its financial position from January 1, 1992 through June
30, 1992 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                            June 30,
December 31,
                                                               1992
     1991
CURRENT ASSETS                                  (unaudited)

     Cash                                    $              356          $
   1,893
     Notes Receivable-current portion                                    9,005
                 12,445

     Total Current Assets                                           9,361
            14,338

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $45 & $40)                                5
            10
     Notes receivable                                           101,000
        103,005

 TOTAL ASSETS                            $       110,366          $    117,353


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $               -
$        4,000
     Taxes Payable                                                 -
            200

     Total Current Liabilities
       -                      4,200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (642,896)
      (640,109)

     Total Stockholders' Equity                             110,366
       113,153

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   110,366
 $   117,353

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                      From Inception
                     For the Three       For the Three         For the Six
       For the Six     on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      June 30,           June 30,                June 30,
         June 30,                June 30,
                            1992                1991
1992                              1991                    1992
REVENUE

     Interest Income        $   -      $24 $  -    $48        $38,898

EXPENSES

     Amortization         2          2          5  5        45
     Bad Debt           -          -    -         -           576,079
     Dues and Fees      24          26         32  53         2,769
     Interest           -       -       -     -    654
     Office Expenses           -       -           -          -          4,267
     Officer Compensation   -          -                    -  -         21,085
     Professional Services  1,500      550        2,750       1,450      73,729
     Travel                        -                     -                  -
             -                 2,466

            Total Expenses  1,526      578        2,787       1,508      681,094

NET INCOME
 (LOSS) - Before Taxes $(1,526)   $(554)     $(2,787)     $(1,460)  $(642,196)

  Taxes      -                  -                     -
               -                  700

INCOME (LOSS)       $          ( 1,526) $         (554)          $
(2,787)             $        (1,460)   $  (642,896)

Loss Per Common
    Share           $                (.02)        $           -           $
       (.03)         $             (.02) $      (11.42)

Average Outstanding Shares          83,390                   83,390
             83,390                    83,390             56,296


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flow
                                (unaudited)
                                                                    For the
Period
                                                 For the Six          For the
Six      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   June 30,             June  30,          to
June 30,
                                         1992                  1991
        1992
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (2,787)  $  (1,460)  $(642,896)
   Amortization                      5           5         45
   Bad Debts                       -           -      566,666
   Increase (Decrease)
     in Accounts Payable        (4,000)     (6,000)      -
   Increase in Taxes Payable               (200)                       -
           -
                       (6,982)                   (7,455)        (76,190)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -             -             (730,000)
   Collection of Loans            5,445      8,000     53,333
   Organization Costs                             -                          -
                          (50)
                        5,445          8,000       (676,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)         -        -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (1,537)        545         356

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD              1,893              2,005
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             356      $          2,550   $
       356

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     655
   Income Taxes               $  200     $   -       $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1992

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1992 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $9,361 as operating capital at
June 30, 1992, compared to $4,449 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1992, the registrant had a net loss of $1,526 compared to net loss of $554 for the same period last year. The registrant had a net loss of $2,787 for the six months ended June 30,1992 compare to a net loss of $1,460 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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