Form 10QSB
period 1992-09-30
SBB INC
filed 1998-02-02
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1992

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

In the opinion of the Company,
 all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,
1992 and the results of its operations and changes in its financial position from January 1, 1992 through September 30, 1992 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        September 30,
December 31,
                                                                1992
     1991
CURRENT ASSETS                                   (unaudited)

     Cash                                    $               336         $
   1,893
     Notes Receivable-current portion
5,005                 12,445

     Total Current Assets                                            5,341
            14,338

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $48 & $40)                                 2
            10
     Notes receivable                                            101,000
       103,005

     TOTAL ASSETS                  $        106,343         $   117,353


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $             -
  $      4,000
     Taxes Payable                                               -
       200

     Total Current Liabilities
     -                        4,200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (646,920)
      (640,109)

     Total Stockholders' Equity                             106,342
       113,153

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   106,342
 $   117,353


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                        From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1992                1991
1992                              1991                    1992
REVENUE

     Interest Income        $-         $24 $   -   $72        $38,898

EXPENSES

     Amortization         3          3          8  8           48
     Bad Debt           -          -    -         -           576,079
     Dues and Fees       71         25        103  78         2,840
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
     Officer Compensation   -          -         -   -             21,085
     Professional Services  3,950      500   6,700       1,950          77,679
     Travel                        -                     -                  -
                -              2,466

   Total Expenses  4,024      528        6,811       2,036         685,118

NET INCOME
 - Before Taxes $(4,024)   $(504)     $(6,811)     $(1,964)  $(646,220)

     Taxes                        -                  -                     -
                                     -                 700

INCOME (LOSS)       $         (4,024)  $          (504)          $
(6,811)             $        (1,964)   $  (646,920)

Loss Per Common
    Share           $           (.05)  $          -            $
(.08)       $           (.02)     $        (11.29)

Average Outstanding Shares         83,390               83,390
  83,390                             83,390               57,299


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                   (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                          1992                  1991
      1992
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (6,811)  $  (1,964)  $(646,920)
   Amortization                      8           8         48
   Bad Debts                       -           -      566,661
   Increase (Decrease)
     in Accounts Payable        (4,000)     (6,000)       -
   Increase in Taxes Payable                (200)                         -
                           -
                      (11,003)                   (7,956)        (80,211)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans           9,445       8,000     57,333
   Organization Costs                             -
   -                                        (50)
                        9,445          8,000       (672,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -            -           753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS           (1558)         44        335

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD               1,893            2,005
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                335     $           2,049  $
        335

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     656
   Income Taxes               $ 200      $   -       $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1992

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1992 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $5,341 as operating capital at
September 30, 1992, compared to $3,948 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1992, the registrant had a net loss of $4,024, compared to a net loss of $504 for the same period last year. The registrant had net loss of $ 6,811 for the nine months ended September 30,1992 compared to $ 1,964 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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