Form 10KSB
period 1992-12-31
SBB INC
filed 1998-02-02
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1992

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

Revenue for the year ended 1992: $ 0.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1992 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1992. Total stockholders' equity was $101,113, as compared to $113,153 at December 31, 1991. The decrease of $12,040 was, principally, due to professional fees of $9,700 during the year with little income.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $ 101,213. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(12,040) and $(8,222) for the years ended December 31,1992 and December 31, 1991 respectively. Revenues of $0 and $80 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $11,940 and $8,222 for the periods consisted of bad debt and professional services and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1992.

          Statements of Operations for the years ended December 31, 1992 and December 31, 1991 and
          from        December 26, 1985 to December 31, 1992.

          Statement of Stockholders' Equity for the years ended December 31, 1992 and December 31,
          1991         and from December 26, 1985 to December 31, 1992.

          Statement of Cash Flows for the years ended December 31, 1992 and December 31, 1991 and
          from         December 26, 1985 to December 31, 1992.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          In 1997 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended December 31, 1992 and 1991. This change in the
Company's auditors was not the result of disagreements with the Company's auditors.




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

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-
                     LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended
    December 31, 1992.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1992

  Statements of Operations - For the years ended December 31, 1992 and
   December 31, 1991 and from December 26,1985 to December 31, 1992.

  Statement of Stockholders' Equity - For the period from (inception)
   December 26, 1985 to December 31, 1992

  Statement of Cash Flows - For the years ended December 31, 1992 and
   December 31, 1991 and from December 26,1985 to December 31, 1992.

  Notes to Financial Statements













                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1992 and the related statements of income, retained earnings, and cash flows for the year then ended and for the period from January 1, 1989 to December 31,
1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to
December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1992 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1989 to December 31, 1992 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1992
CURRENT ASSETS

     Cash                                       $              213
     Notes Receivable - current portion
   -

     Total Current Assets                                     213

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $50) (Note 1)                              -
     Notes receivable (Note 2,3, & 6)
101,000

     TOTAL ASSETS                                 $          101,213


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 1)                                 $               100

     Total Current Liabilities                                               100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
     Deficit Accumulated During Development Stage
(652,14    9)

     Total Stockholders' Equity                                 101,113

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      101.213


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1992                  1991
     1992
REVENUE

     Interest Income         $     -    $       80 $   38,898

EXPENSES

     Amortization                  10           10         50
     Bad Debt                   2,005          -      578,084
     Dues and Fees                225          104      2,962
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation         -    -          21,085
     Professional Services      9,700  8,088      80,679
     Travel                                    -
-                         2,466

            Total Expenses     11,940  8,202      690,247

NET INCOME (LOSS) - Before Taxes      $(11,940)   $(8,122   ) $ (651,349   )

     Taxes (Note 1)                           100                    100
                           800

INCOME (LOSS)                $         (12,040)   $          (8,222    )     $
    (652,149                )

Loss Per Common Share (Note 1)        $        (.14)    $              (.10
 $                      (11.22       )

Average Outstanding Shares             83,390                83,390
       58,113

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1992

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







                              continued

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1992

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                       Shares              Stock              Par Value
     Stage
Net loss for the year ended
 December 31, 1988                        -                          -
                      -                 (223,378)

Balance, December 31, 1988       83,390    83        753,179    (232,332)

Net loss for the year
 ended December 31, 1989                            -
  -                                      -          (387,263)

Balance, December 31, 1989                  83,390                     83
           753,179             (619,595)

Net loss for the year
  ended December 31, 1990
                                (12,292)

Balance, December 31, 1990                     83,390                  83
         753,179             (631,887)

Net loss for the year ended
  December 31, 1991                     -                           -
          -                      (8,222)

Balance, December 31, 1991                83,390                    83
753,179     (640,109)

Net loss for the year ended
 December 31, 1992                       -                          -
         -                     (12,040)

Balance, December 31, 1992            83,390   $               83  $
 753,179                 $   (652,149)
                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1992                  1991
                     1992
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $(12,040)  $  (8,222)  $(652,149)
   Amortization                     10          10         50
   Bad Debts                      2,005      -        568,666
   Increase (Decrease)
     in Accounts Payable        (4,000)     (2,000)      -
   Decrease (Increase) in
     Accrued Interest Receivable       -           -          -
   Increase in Taxes Payable                   (100)                     100
                           100
                      (14,125)         (10,112)    (83,333)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (730,000)
   Collection of Loans          12,445      10,000     60,333
   Organization Costs                          -                           -
                           (50)
                       12,445          10,000      (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -          753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (1,680)       (112)       214

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                1,893                 2,005
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                214   $            1,893      $
                           214

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    200   $     -     $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION

          The Company was organized under the laws of the state of Utah on December 26, 1985.
     The Company was incorporated for the purpose of investing in any and all types of assets, properties and businesses and is considered a development stage company as defined in SFAS
     No 7.

     ORGANIZATION COSTS

          The Company is amortizing its organization costs, over sixty (60) months using the straight line method. Amortization for the year ended December 31, 1992 was $10.

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1992 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     INCOME TAXES (continued)

          The Company has cumulative net operating loss carryforwards of approximately $615,000 at December 31, 1992. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $209,000 at
     December 31, 1992 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $128,000 for 1992.

          The Company has available $615,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

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

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

NOTE 2 - NOTES RECEIVABLE (continued)

          On October 28, 1988, SBB, Inc. loaned $115,000 to South Hecla Development Corp., a
     Utah corporation, at sixteen percent (16%) interest per annum. The note was due and payable on August 30, 1989, but was renewable under certain conditions for an additional ten months, and until June 30, 1990. The note was secured by 60,000 shares of Spectralytic, Inc.
     This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31, 1989.

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


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

                         Notes Receivable Summary

               King of Video, Inc.           $210,000
               Hogan-Garner Development Corp.           250,000
               Hogan-Garner Development Corp.           100,000
               Larry Vonwold                             30,000
                       Total Notes Receivable                  590,000

               Less Written off as Bad Debt  (462,005)
               Less collected in 1990 to 1992                  (26,995)
               Net Notes Receivable                  101,000

               Less: Collected in 1993 (current portion)
 -

               Total Notes Receivable-Long Term       $        101,000

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


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

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

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's financial instruments at December 31, 1992 are as follows:

                       December 31,
                          1992

                                              CarryingAmountsFair
                                                         Values


        Cash and Cash Equivalents            $      213$     213

        Notes receivable                     $  101,000$
                                                          89,115



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

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1992

        NOTE 7 - REVERSE STOCK SPLIT

       In 1997, the shareholders approved a 1 for 1,000 share reverse stock
split.          This change has
been made retroactive to the beginning balances of this financial statement.











 We hereby consent to the use of our audit report of SBB, Inc. dated November
26,         1997 for the year
   ended December 31, 1992 in the Form 10KSB Annual Report for the year 1992.


        s/s Crouch, Bierwolf & Chisholm

        Salt Lake City, Utah
        January 20, 1998