Form 10QSB
period 1993-03-31
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1993

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1993 and the results of its operations and changes in its financial position from January 1, 1993 through
March 31, 1993 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                           March 31,
December 31,
                                                               1993
     1992
CURRENT ASSETS                                   (unaudited)

     Cash                                    $        197         $          213
     Notes Receivable-current portion
 -                         -

     Total Current Assets                                       197
         213

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $50)                                      -
             -
     Notes receivable                                              101,000
        101,000

     TOTAL ASSETS                $          101,197      $    101,213


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $         -             $
        -
     Taxes Payable                                                 100
          100

     Total Current Liabilities                                       100
            100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (652,165)
      (652,149)

     Total Stockholders' Equity                                  101,097
       101,113

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        101,197
$   101,213


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1993                  1992
     1993
REVENUE

     Interest Income         $     -    $      -   $   38,898

EXPENSES

     Amortization                  -            3          50
     Bad Debt                      -           -      578,084
     Dues and Fees                 16           8       2,978
     Interest                      -   -          654
     Office Expenses               -           -        4,267
     Officer Compensation          -     -        21,085
     Professional Services         -   1,250      80,679
     Travel                                   -                      -
     2,466

            Total Expenses         16  1,261      690,263

NET INCOME (LOSS) - Before Taxes      $(16)       $(1,261)    $ (651,365   )

     Taxes                                      -
       -                                            800

INCOME (LOSS)                $              (16)  $            (1,261)     $
  (652,165                  )

Loss Per Common Share        $               -     $               (.02)
$                        (11.03       )

Average Outstanding Shares              83,390              83,390
       59,098


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)

                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1993                  1992
                     1993
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    (16)  $  (1,261)  $(652,165)
   Amortization                     -            3         50
   Bad Debts                        -          -      568,666
   Increase (Decrease)
     in Accounts Payable            -       (4,000)        -
   Increase in Taxes Payable                   -                 (200)
        100
                          (16)         (5,458)     (83,349)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (730,000)
   Collection of Loans             -         5,445     60,333
   Organization Costs                           -                 -
              (50)
                          -            5,445       (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -      -                      753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             (16)        (13)       197

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 213          1,893
                        -

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD        $              197   $                        1,880
 $                         197

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     200   $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1993

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1993 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Liquidity and Capital Resources. The Registrant has approximately $97 as operating capital at March 31,
1993, compared to $10,885 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

  Results of Operation. Due to the lack of operations during the quarter ended March 31, 1993, the registrant had net loss of $16, compared to a net loss of $1,261 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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