Form 10QSB
period 1993-06-30
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1993

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

     In the opinion of the Company, all
adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1993 and the results of its operations and changes in its financial position from January 1, 1993 through June
30, 1993 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                            June 30,
December 31,
                                                               1993
     1992
CURRENT ASSETS                                  (unaudited)

     Cash                                    $              173          $
      213
     Notes Receivable-current portion
-                           -

     Total Current Assets                                              173
                  213

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $50 & $50)                             -
            -
     Notes receivable                                           101,000
        101,000

     TOTAL ASSETS               $       101,173          $    101,213


                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $               -
$             -
     Taxes Payable                                               100
       100

     Total Current Liabilities
    100                       100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (652,189)
      (652,149)

     Total Stockholders' Equity                             101,073
       101,113

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   101,173
 $   101,213

                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                    From Inception
                     For the Three       For the Three         For the Six
       For the Six     on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      June 30,           June 30,                June 30,
         June 30,                June 30,
                            1993                1992
1993                              1992                    1993
REVENUE

     Interest Income        $   -      $24 $  -    $-         $38,898

EXPENSES

     Amortization       -            2         -   5        50
     Bad Debt           -          -    -         -           578,084
     Dues and Fees      24          26         40  32         3,062
     Interest           -       -       -     -    654
     Office Expenses           -       -           -          -          4,267
     Officer Compensation   -          -                    -  -         21,085
     Professional Services  -          550         -          2,750      80,679
     Travel                        -                     -                   -
             -                 2,466

            Total Expenses  24      578        40  2,787      690,287

NET INCOME
 (LOSS) - Before Taxes $(24)      $(554)     $(40)        $(2,787)  $(651,389)

  Taxes          -                  -                     -
               -                  800

INCOME (LOSS)       $             (24) $         (554)           $
(40 )      $        (2,787)       $  (652,189)

Loss Per Common
    Share           $                -            $           -           $
        -                    $             (.03)   $      (10.89)

Average Outstanding Shares          83,390                   83,390
             83,390                    83,390             59,908


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                (unaudited)
                                                                    For the
Period
                                                 For the Six          For the
Six      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   June 30,             June  30,          to
June 30,
                                     1993                  1992
        1993
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    (40)  $  (2,787)  $(652,189)
   Amortization                    -             5         50
   Bad Debts                       -           -      568,661
   Increase (Decrease)
     in Accounts Payable           -        (4,000)      -
   Increase in Taxes Payable                    -                      (200)
                           100
                          (40)                   (6,982)        (83,373)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -             -             (730,000)
   Collection of Loans             -         5,445     60,333
   Organization Costs                             -                          -
                          (50)
                          -            5,445       (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)         -        -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             (40)     (1,537)       173

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 213             1,893
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $             173      $              356   $
         173

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     656
   Income Taxes               $ -        $   200     $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1993

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended June 30, 1993 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $73 as operating capital at June
30, 1993, compared to $9,361 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1993, the registrant had a net loss of $24 compared to net loss of $554 for the same period last year. The registrant had a net loss of $40 for the six months ended June 30, 1993 compared to a net loss of $2,787 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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