Form 10QSB
period 1993-09-30
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1993

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,
1993 and the results of its operations and changes in its financial position from January 1, 1993 through September 30, 1993 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        September 30,
December 31,
                                                                1993
     1992
CURRENT ASSETS                                   (unaudited)

     Cash                                    $               149         $
      213
     Notes Receivable-current portion
-                           -

     Total Current Assets                                               149
                  213

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $50 & $50)                               -
           -
     Notes receivable                                            101,000
       101,000

     TOTAL ASSETS                $        101,149         $   101,213


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                             $             -
  $           -
     Taxes Payable                                              100
       100

     Total Current Liabilities
    100                       100


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                83
          83
     Capital in Excess of Par Value
753,179                  753,179
     Deficit Accumulated During Development Stage           (652,213)
      (652,149)

     Total Stockholders' Equity                             101,049
       101,113

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $   101,149
 $   101,213


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                              From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1993                1992
1993                              1992                    1993
REVENUE

  Interest Income   $-         $-         $-          $-         $   38,898

EXPENSES

     Amortization       -            3         -   8           50
     Bad Debt           -          -    -         -           578,084
     Dues and Fees       24         71         64  103        3,026
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
     Officer Compensation   -          -        -   -             21,085
     Professional Services  -          3,950      -     6,700  80,679
     Travel                        -                     -                  -
                -              2,466

            Total Expenses  24   4,024         64  6,811      690,311

NET INCOME
 (LOSS) - Before Taxes $(24)      $(4,024)   $(64)        $(6,811)  $(651,413)

     Taxes                        -                  -                     -
                                     -                 800

INCOME (LOSS)       $            (24)  $          (4,024)        $
(64 )      $        (6,811)       $  (652,213)

Loss Per Common
 Share           $              -   $         (.05)        $             -
 $           (.08)   $        (10.75)

Average Outstanding Shares          83,390               83,390
  83,390                             83,390               60,666


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                  (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                         1993                  1992
       1993
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    (64)  $  (6,811)  $(652,213)
   Amortization                    -             8         50
   Bad Debts                       -           -      568,666
   Increase (Decrease)
     in Accounts Payable           -        (4,000)       -
   Increase in Taxes Payable                     -
      (200)                                     100
              (64)                   (11,003)                 (83,397)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -          9,445     60,333
 Organization Costs                          -                              -
              (50)
                         -             9,445       (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
Issuance of Common Stock (Net)      -       -                     753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            (64)      (1,558)       149

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 213              1,893
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               149      $              335
   $                       149

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -     $ -        $               656
   Income Taxes               $             -        $  200
   $700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1993

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1993 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $49 as operating capital at
September 30, 1993, compared to $5,341 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1993, the registrant had a net loss of $24, compared to a net loss of $4,024 for the same period last year. The registrant had net loss of $ 64 for the nine months ended September 30, 1993 compared to $ 6,811 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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