Form 10KSB
period 1993-12-31
SBB INC
filed 1998-02-03
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1993

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

Revenue for the year ended 1993: $ 0.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1993 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1993. Total stockholders' equity was $100,933, as compared to $101,113 at December 31, 1992. The decrease of $180 was, principally, due to taxes and fees during the year with no income.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $ 101,133. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(180) and $(12,040) for the years ended December 31,1993 and December 31, 1992 respectively. Revenues of $0 and $0 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $80 and $11,940 for the periods consisted of bad debt and professional services and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report
 (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1993.

          Statements of Operations for the years ended December 31, 1993 and December 31, 1992 and
          from         December 26, 1985 to December 31 1993.

          Statement of Stockholders' Equity for the years ended December 31, 1993 and December 31,
          1992         and from December 26, 1985 to December 31 1993.

          Statement of Cash Flows for the years ended December 31, 1993 and December 31, 1992 and
          from        December 26, 1985 to December 31 1993.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          In 1997 the Company engaged Crouch Bierwolf & Company as its auditors. The new firm was engaged to prepare audit reports for the years ended December 31, 1993 and 1992. This change in the
Company's auditors was
 not the result of disagreements with the Company's auditors.




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

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-
                     LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended
    December 31, 1993.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                    INDEX TO FINANCIAL STATEMENTS






Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1993.

  Statements of Operations - For the years ended December 31, 1993 and
   December 31, 1992 and from December 26,1985 to December 31, 1992.

  Statement of Stockholders' Equity - For the period from (inception)
   December 26, 1985 to December 31, 1993.

  Statement of Cash Flows - For the years ended December 31, 1993 and
   December 31, 1992 and from December 26,1985 to December 31, 1992.

  Notes to Financial Statements










                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1993 and the related statements of income, retained earnings, and cash flows for the year then ended and for the period from January 1, 1989 to December 31,
1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to
December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1993 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1989 to December 31, 1993 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1993
CURRENT ASSETS

     Cash                                       $              133
     Notes Receivable - (Note 2,3, & 6)                       101,000

     Total Current Assets                                    101,133

     TOTAL ASSETS                                 $          101,133


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 1)                                   $
 200

     Total Current Liabilities                                               200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
     Deficit Accumulated During Development Stage
(652,32    9)

     Total Stockholders' Equity                                100,933

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $      101,133


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1993                  1992
     1993
REVENUE

     Interest Income         $    -     $      -   $   38,898

EXPENSES

     Amortization                 -             10         50
     Bad Debt                     -          2,005    578,084
     Dues and Fees                 80          225      3,042
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation         -    -          21,085
     Professional Services        -    9,700      80,679
     Travel                                    -
-                         2,466

            Total Expenses         80  11,940     690,327

NET INCOME (LOSS) - Before Taxes      $(80)       $(11,940  ) $ (651,429   )

     Taxes (Note 1)                           100                    100
                           900

INCOME (LOSS)                $            (180)   $          (12,040   )     $
    (652,329                )

Loss Per Common Share (Note 1)        $     -      $              (.14
 $                      (10.64       )

Average Outstanding Shares             83,390                83,390
       61,272

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1993

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






                              continued

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1993

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                       Shares              Stock              Par Value
    Stage
Net loss for the year ended
 December 31, 1988                        -                          -
                      -                 (223,378)

Balance, December 31, 1988       83,390    83        753,179    (232,332)

Net loss for the year
 ended December 31, 1989                            -
  -                                      -          (387,263)

Balance, December 31, 1989                  83,390   $                 83
    $      753,179             (619,595)

Net loss for the year
  ended December 31, 1990
                                (12,292)

Balance, December 31, 1990                     83,390                83
753,179     (631,887)

Net loss for the year ended
   December 31, 1991                  -                           -
          -                      (8,222)

Balance, December 31, 1991                83,390                    83
753,179     (640,109)

Net loss for the year ended
 December 31, 1992                       -                          -
         -                     (12,040)

Balance, December 31, 1992                  83,390                 83
 753,179                     (652,149)

Net loss for the year ended
  December 31, 1993                     -                           -
           -                        (180)

Balance, December 31, 1993              83,390    $               83  $
 753,179                 $    (652,329)
                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1993                  1992
                     1993
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (180)  $ (12,040)  $(652,329)
   Amortization                   -             10         50
   Bad Debts                      -          2,005    568,666
   Increase (Decrease)
     in Accounts Payable          -         (4,000)      -
   Decrease (Increase) in
     Accrued Interest Receivable       -           -          -
   Increase in Taxes Payable                   100                      (100)
                           200
                          (80)         (14,125)    (83,413)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -         12,445     60,333
   Organization Costs                          -                           -
                           (50)
                         -             12,445      (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -          753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             (80)     (1,680)       133

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                  214                 1,893
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $                133   $               214     $
                           133

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     200   $    700
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1993

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1993 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $615,000 at December 31, 1992. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $209,000 at
     December 31, 1993 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1993.

          The Company has available $615,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1993

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     CASH EQUIVALENTS

          The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.


NOTE 2 - NOTES RECEIVABLE

          On September 30, 1988, SBB, Inc. loaned $210,000 to King of Video, Inc. a Nevada
     Corporation, at 18% interest per annum. The note was due and payable on January 2, 1989 and is secured by debtor's cash, accounts receivable, fixtures, and other items. The loan is granted by Source Venture Capital, Inc. On May 15, 1989 King of Video, Inc. declared bankruptcy. Consequently, the Company has written off the entire amount of the note.

          On October 13, 1988, SBB, Inc.
 loaned $250,000 to Hogan-Garner Development
     Corporation, a Colorado corporation, at ten percent (10%) interest per annum. The note was due and payable on October 1, 1989 and is secured by debtor's accounts receivable, fixtures, and other items. The loan is guaranteed by Source Venture Capital, Inc. This loan was written off as totally worthless as of December 31, 1989.

          On October 28, 1988, SBB, Inc. loaned $115,000 to South Hecla Development Corp., a
     Utah corporation, at sixteen percent (16%) interest per annum. The note was due and payable on August 30, 1989, but is renewable under certain conditions for an additional ten months, and until June 30, 1990. The note is secured by 60,000 shares of Spectralytic, Inc.
     This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31, 1989.

          On November 23, 1988, SBB, Inc.
loaned $100,000 to Hogan-Garner Development
     Corp., a Colorado corporation, at ten percent (10%) interest per annum. The note was due and payable on November 1, 1989 and is secured by the debtor's machinery, equipment and other items.  The loan is guaranteed by Source Venture Capital, Inc.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1993

NOTE 2 - NOTES RECEIVABLE (continued)

          On December 13, 1988, SBB, Inc. loaned $15,000 to South Hecla Development Corp., a Utah corporation, at sixteen percent (16%) interest per annum. The note was due and payable on February 11, 1989. The note is secured by 2,500,000 shares of Touch'fon
     International. This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31, 1989.

          On December 13, 1988, SBB, Inc. loaned $15,000 to South Hecla Development Corp., a Utah corporation, at sixteen percent (16%) interest per annum.  The note is secured by
     2,500,000 shares of Touch'fon International. This note was paid in the third quarter of 1989 with stock, see Note 3. The stock was written off as totally worthless as of December 31,
     1989.

         On February 5, 1990 SBB, Inc. loaned $30,000 to Larry R. Vonwold, an individual, at six percent (6%) per annum. The note is unsecured. The note was due on February 15, 1993.
     Interest is due monthly beginning March 5, 1990. Over the years, only $27,995 was collected, and $2,005 was written off as a bad debt. No interest income was ever realized on this note.

        As of January 1, 1989 the Company has suspended the accrual of any interest income on the notes receivable since it was subsequently discovered that all the notes were eventually worthless except for $100,000 which was collected in 1994.

                         Notes Receivable Summary

               King of Video, Inc.           $210,000
               Hogan-Garner Development Corp.           250,000
               Hogan-Garner Development Corp.           100,000
               Larry Vonwold                             30,000
                       Total Notes Receivable                  590,000

               Less Written off as Bad Debt  (462,005)
               Less collected in 1990 to 1993                  (26,995)
               Net Notes Receivable                  101,000

               Less: Collected in 1994 (current portion)
101,000


               Total Notes Receivable-Long Term       $              -

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1993

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


                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1993

NOTE 6 - FAIR VALUES OF FINANCIAL INSTRUMENTS

          The following listing of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosure About Fair Value of Financial Instruments", The carrying amounts and fair value of the Company's
     financial instruments at December 31, 1993 are as follows:

                       December 31,
                          1993

                                              CarryingAmountsFair
                                                         Values


        Cash and Cash Equivalents            $      133$     133




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












  We hereby consent to the use of our audit report of SBB, Inc. dated November
26,         1997 for the year
   ended December 31, 1993 in the Form 10KSB Annual Report for the year 1993.


        s/s Crouch, Bierwolf & Chisholm

        Salt Lake City, Utah
        January 20, 1998