Form 10QSB
period 1994-09-30
SBB INC
filed 1998-02-03
CIK 787811

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


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                 From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1993                1992
1993                              1992                    1993
REVENUE

Inerest Income        $-         $-         $-          $-         $   38,898

EXPENSES

     Amortization       -            3         -   8           50
     Bad Debt           -          -    -         -           578,084
     Dues and Fees       24         71         64  103        3,026
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
     Officer Compensation   -   -                   -   -             21,085
     Professional Services  -          3,950      -     6,700  80,679
     Travel                        -                     -                  -
                -              2,466

            Total Expenses  24   4,024         64  6,811      690,311

NET INCOME
(LOSS) - Before Taxes $(24)      $(4,024)   $(64)        $(6,811)  $(651,413)

     Taxes                        -                  -                     -
                                     -                 800

INCOME (LOSS)       $            (24)  $          (4,024)        $
(64 )      $        (6,811)       $  (652,213)

Loss Per Common
    Share           $        -   $         (.05)        $             -
 $           (.08)   $        (10.75)

Average Outstanding Shares          83,390               83,390
  83,390                             83,390               60,666


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                  (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                        1993                  1992
        1993
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    (64)  $  (6,811)  $(652,213)
   Amortization                    -             8         50
   Bad Debts                       -           -      568,666
   Increase (Decrease)
     in Accounts Payable           -        (4,000)       -
   Increase in Taxes Payable                     -
      (200)                                     100
                (64)                   (11,003)                 (83,397)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -          9,445     60,333
   Organization Costs                          -                         -
              (50)
                         -             9,445       (669,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      - -                     753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS            (64)      (1,558)       149

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 213              1,893
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               149      $              335
   $                       149

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -       $ -        $               656
   Income Taxes               $             -        $  200
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