Form 10QSB
period 1995-03-31
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1995

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

     In the opinion of the Company,
 all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1995 and the results of its operations and changes in its financial position from January 1, 1995 through
March 31, 1995 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                           March 31,
December 31,
                                                               1995
     1994
CURRENT ASSETS                                   (unaudited)

     Cash                                     $              -            $
   4,009

     Total Current Assets                                       -
      4,009


     TOTAL ASSETS                            $               -            $
  4,009


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
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (753,362)
      (749,353)

     Total Stockholders' Equity                                       (100)
             3,909

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $                -
     $       4,009


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1995                  1994
     1995
REVENUE

     Interest Income         $    -     $      164 $   39,670

EXPENSES

     Amortization                  -           -           50
     Bad Debt                      -           -      578,084
     Dues and Fees                 -           16       3,098
     Interest                      -   -          654
     Office Expenses               -           -        4,267
     Officer Compensation          -     -        98,825
     Professional Services      4,009  5,000      104,588
     Travel                                   -                      -
     2,466

            Total Expenses      4,009  5,016      792,032

NET INCOME (LOSS) - Before Taxes      $(4,009)    $(4,852)    $ (752,362   )

     Taxes                                      -
       -                                         1,000

INCOME (LOSS)                $              (4,009) $              (4,852)
 $                    (753,362       )

Loss Per Common Share        $               (.05) $              (.06)      $
                        (11.72       )

Average Outstanding Shares              83,390              83,390
       64,261


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)

                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1995                  1994
                     1995
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (4,009)  $  (4,852)  $(753,362)
   Amortization                     -          -           50
   Bad Debts                        -          -      568,666
   Increase (Decrease)
     in Accounts Payable            -          -           -
   Increase in Taxes Payable                   -                 -
       -
                       (4,009)         (4,852)     (184,546)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (730,000)
   Collection of Loans             -        100,000   161,333
   Organization Costs                           -                 -
              (50)
                           -           100,000     (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (4,009)     95,148      -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 4,009                  133
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $    -       $                     95,281
 $                       -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1995

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1995 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $(100) as operating capital at
March 31, 1995, compared to $96,081 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1995, the registrant had net loss of $4,009, compared to a net loss of $4,852 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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