Form 10KSB
period 1995-12-31
SBB INC
filed 1998-02-03
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1995

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

Revenue for the year ended 1995: $ 0.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1995 there appeared to be little or no trading in the stock of the Company. As of January 14, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1995. Total stockholders' equity was $(300), as compared to $(200) at December 31, 1994. The decrease of $100 was, principally, due to taxes accrued during the year with no income.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $ 0. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1995.

          Statements of Operations for the years ended December 31, 1996 and December 31, 1995 and from
                 December 26, 1985 to December 31, 1995.

          Statement of Stockholders' Equity for the years ended December 31, 1996 and December 31, 1995 and from  December 26, 1985 to December 31, 1995.

          Statement of Cash Flows for the years ended December 31, 1996 and December 31, 1995 and from
                 December 26, 1985 to December 31, 1995.

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

     EXHIBIT
     NO.                    DESCRIPTION

      3.01 Certificate of Incorporation (Incorporated by reference to Registration Statement
                     No. 33-2474-LA)

      3.02 By-laws (Incorporated by reference to Registration Statement No. 33-2474-LA.)

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended December
    31, 1996.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                       INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

       Balance Sheets - December 31, 1995

       Statements of Operations - For the years ended December 31, 1995 and
        December 31, 1994 and from December 26, 1985 to December 31, 1995.

       Statement of Stockholders' Equity - For the period from (inception)
        December 26, 1985 to December 31, 1995

       Statement of Cash Flows - For the years ended December 31, 1995 and
        December 31, 1994 and from December 26, 1985 to December 31, 1995.

       Notes to Financial Statements










                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1995 and the related statements of income, retained earnings, and cash flows for the year then ended and for the period from January 1, 1989 to December 31,
1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to
December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1995 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1989 to December 31, 1995 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1995
CURRENT ASSETS

     Cash                                      $                -

     Total Current Assets                                   -

     TOTAL ASSETS                                 $               -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 1)                                   $
 200

     Total Current Liabilities                                               200


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
     Deficit Accumulated During Development Stage
(753,46   2)

     Total Stockholders' Equity
(20 0)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $                  -



                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1995                  1994
     1995
REVENUE

     Interest Income         $    -     $     772  $   39,670

EXPENSES

     Amortization                 -           -            50
     Bad Debt                     -           -       578,084
     Dues and Fees                -            56       3,098
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation         -    77,740     98,825
     Professional Services      4,009  19,900     104,588
     Travel                                    -
-                         2,466

            Total Expenses      4,009  97,676     792,032

NET INCOME (LOSS) - Before Taxes      $(4,009)    $(96,924  ) $ (752,362   )

     Taxes (Note 1)                           100                    100
          1,100

INCOME (LOSS)                $            (4,109) $             (97,024)     $
    (753,462                )

Loss Per Common Share (Note 1)        $         (.05)         $       (1.16
 $                      (11.47       )

Average Outstanding Shares             83,390                83,390
       65,696

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1995

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

                              continued

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1995

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                 Shares              Stock              Par Value
     Stage
Net loss for the year
 ended December 31, 1989                            -
  -                                      -          (387,263)

Balance, December 31, 1989                  83,390   $                 83
    $      753,179       $      (619,595)

Net loss for the year
  ended December 31, 1990
                                (12,292)

Balance, December 31, 1990                    83,390   $             83 $
 753,179                     (631,887)

Net loss for the year ended
   December 31, 1991                     -                  -
          -                      (8,222)

Balance, December 31, 1991                83,390     $              83   $
753,179     (640,109)

Net loss for the year ended
 December 31, 1992                       -                          -
         -                     (12,040)

Balance, December 31, 1992            83,390   $               83  $
 753,179                 $   (652,149)

Net loss for the year ended
   December 31, 1993                     -                    -
           -                        (180)

Balance, December 31, 1993                 83,390    $             83  $
 753,179                 $    (652,329)

Net loss for the year ended
   December 31, 1994                     -             -
          -                     (97,024)

Balance, December 31, 1994     83,390    $                83 $
 753,179                 $    (749,353)

Net loss for the year ended
   December 31, 1995                     -                     -
           -                      (4,109)

Balance, December 31, 1995           83,390   $               83  $
 753,179                 $   (753,462)
                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1995                  1994
                     1995
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (4,109)  $ (97,024)  $(753,462)
   Amortization                   -            -           50
   Bad Debts                      -            -      568,666
   Increase (Decrease)
     in Accounts Payable          -            -         -
   Increase in Taxes Payable                   100                      (100)
                           200
                       (4,009)         (97,124)    (184,546)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -        101,000    161,333
   Organization Costs                          -                           -
                           (50)
                         -             101,000     (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                 753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS          (4,009)      3,876     -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                 4,009                   133
                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               -      $                 4,009
$           -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     200   $    900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1995

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1995 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $530,000 at December 31, 1995. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $180,000 at
     December 31, 1995 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $2,000 for 1995.

          The Company has available $530,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1995


NOTE 2 - USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses
     during the reporting period. In these financial statements, assets, liabilities and earnings involve extensive reliance on management's estimates. Actual results could differ from those estimates.

NOTE 3 - REVERSE STOCK SPLIT

        In 1997, the shareholders approved a 1 for 1,000 share reverse stock split. This change has been made retroactive to the beginning balances of this financial statement.









We hereby consent to the use of our audit report of SBB, Inc. dated November 26, 1997 for the year ended December 31, 1995 in the Form 10KSB Annual Report for the year 1995.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
January 20, 1998