Form 10QSB
period 1996-09-30
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1996

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,
1996 and the results of its operations and changes in its financial position from January 1, 1996 through September 30, 1996 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        September 30,
December 31,
                                                                1996
     1995
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


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                 From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1996                1995
1996                              1995                    1996
REVENUE

Interest Income        $-         $-         $-          $ -        $   39,670

EXPENSES

     Amortization       -          -           -   -           50
     Bad Debt           -          -    -         -           578,084
     Dues and Fees      -          -           -   -          3,098
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
     Officer Compensation   -          -      -   -             98,825
     Professional Services  -          -          -     4,009  104,588
     Travel                        -                    -                   -
                -              2,466

            Total Expenses  -          -          -     4,009  792,032

NET INCOME
      (LOSS) - Before Taxes $-         $-         $      $(4,009)  $(752,362)

     Taxes                        -                    -                   -
                                     -              1,100

INCOME (LOSS)       $             -       $            -         $
-                           $       (4,009)       $  (753,462)

Loss Per Common
    Share           $            -      $           -            $
-                           $           (.05)     $       (11.26)

Average Outstanding Shares          83,390               83,390
  83,390                             83,390               66,930


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                   (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                        1996                  1995
       1996
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    -     $  (4,009)  $(753,362)
   Amortization                    -           -           50
   Bad Debts                       -           -      568,666
   Increase (Decrease)
     in Accounts Payable           -           -          -
   Increase in Taxes Payable                     -
        -                                        200
              -                      (4,009)                 (184,546)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -            -      161,333
   Organization Costs                -                              -
              (50)
                          -            -           (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -       -                     753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             -        (4,009)    -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                    -
4,009                        -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               -        $               -
   $                     -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -        $ -        $               656
   Income Taxes               $             -        $  -
   $900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1996

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1996 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $(200) as operating capital at
September 30, 1996, compared to $(100) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1996, the registrant had net income of $0, compared to a net income of $0 for the same period last year. The registrant had net income of $ 0 for the nine months ended September 30, 1996 compared to $4,009 for the same period last year. In 1988 the Company made loans that subsequently proved to be uncollectable.

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