Form 10KSB
period 1996-12-31
SBB INC
filed 1998-02-03
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1996

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

Revenue for the year ended 1996: $ 0.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1996. Total stockholders' equity was $(300), as compared to $(200) at December 31, 1995. The decrease of $100 was, principally, due to taxes accrued during the year with no income.

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

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1996.

          Statements of Operations for the years ended December 31, 1996 and December 31, 1995 and
          from         December 26, 1985 to December 31, 1996.

          Statement of Stockholders' Equity for the years ended December 31, 1996 and December 31,
          1995         and from December 26, 1985 to December 31, 1996.

          Statement of Cash Flows for the years ended December 31, 1996 and December 31, 1995 and
          from        December 26, 1985 to December 31, 1996.

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


SIGNATURE                   TITLE                           DATE

/s/ John P. Stovall         President and Director
                            (Principal Executive and
                             Financial Officer)             January 20, 1998






                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1996.

  Statements of Operations - For the years ended December 31, 1996 and
   December 31, 1995 and from December 26, 1985 to December 31, 1996.

  Statement of Stockholders' Equity - For the period from (inception)
   December 26, 1985 to December 31, 1996.

  Statement of Cash Flows - For the years ended December 31, 1996 and
   December 31, 1995 and from December 26, 1985 to December 31, 1996.

  Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1996 and the related statements of income, retained earnings, and cash flows for the year then ended and for the period from January 1, 1989 to December 31,
1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to
December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1996 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1989 to December 31, 1996 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
November 26, 1997
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1996
CURRENT ASSETS

     Cash                                      $                -

     Total Current Assets                                   -

     TOTAL ASSETS                                 $               -


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Taxes Payable (Note 1)                                   $
 300

     Total Current Liabilities                                               300


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        83,390 shares issued and outstanding                   83
     Capital in Excess of Par Value                      753,179
     Deficit Accumulated During Development Stage
(753,56   2)

     Total Stockholders' Equity
(30 0)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $
-


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1996                  1995
     1996
REVENUE

     Interest Income         $    -     $    -     $   39,670

EXPENSES

     Amortization                 -           -            50
     Bad Debt                     -           -       578,084
     Dues and Fees                -           -         3,098
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation         -    -          98,825
     Professional Services        -    4,009      104,588
     Travel                                    -
-                         2,466

            Total Expenses        -    4,009      792,032

NET INCOME (LOSS) - Before Taxes      $-          $(4,009   ) $ (752,362   )

     Taxes (Note 1)                           100                    100
          1,200

INCOME (LOSS)                $            (100)   $             (4,109 )     $
    (753,562                )

Loss Per Common Share (Note 1)        $              -       $
(.05                        )         $                (11.20)

Average Outstanding Shares             83,390                83,390
       67,304

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1996

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

                              continued

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1996

                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                       Shares              Stock              Par Value
     Stage
Net loss for the year
  ended December 31, 1990
                                (12,292)

Balance, December 31, 1990               83,390  $             83      $
 753,179                     (631,887)

Net loss for the year ended
   December 31, 1991                 -                           -
          -                      (8,222)

Balance, December 31, 1991                83,390     $               83  $
753,179     (640,109)

Net loss for the year ended
 December 31, 1992                       -                          -
         -                     (12,040)

Balance, December 31, 1992               83,390   $               83  $
 753,179                 $   (652,149)

Net loss for the year ended
   December 31, 1993               -                           -
           -                        (180)

Balance, December 31, 1993               83,390    $               83  $
 753,179                 $    (652,329)

Net loss for the year ended
   December 31, 1994                    -                           -
          -                     (97,024)

Balance, December 31, 1994            83,390    $                83 $
 753,179                 $    (749,353)

Net loss for the year ended
   December 31, 1995                     -                        -
           -                      (4,109)

Balance, December 31, 1995             83,390   $               83  $
 753,179                 $   (753,462)

Net loss for the year ended
   December 31, 1996                      -                          -
                    -                (100)

Balance, December 31, 1996              83,390  $               83  $
 753,179                 $    (753,562)
                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Year         For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1996                  1995
                     1996
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (100)  $  (4,109)  $(753,562)
   Amortization                   -            -           50
   Bad Debts                      -            -      568,666
   Increase (Decrease)
     in Accounts Payable          -            -         -
   Increase in Taxes Payable                   100                       100
                           300
                         -             (4,009)     (184,546)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -            -      161,333
   Organization Costs                          -                           -
                           (50)
                         -             -           (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -                 753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             -        (4,009)    -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -
4,009                                       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               -      $                 -
$           -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1996

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1996 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $530,000 at December 31, 1996. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $180,000 at
     December 31, 1996 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $0 for 1996.

          The Company has available $530,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1996


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












We hereby consent to the use of our audit report of SBB, Inc. dated November 26, 1997 for the year ended December 31, 1996 in the Form 10KSB Annual Report for the year 1996.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
January 20, 1998