Form 10QSB
period 1997-09-30
SBB INC
filed 1998-02-03
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


           For Quarter Ended        September 30, 1997

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30,
1997 and the results of its operations and changes in its financial position from January 1, 1997 through September 30, 1997 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                        September 30,
December 31,
                                                                1997
     1996
CURRENT ASSETS                                   (unaudited)

     Cash                                       $     -            $
-
     Notes Receivable                                             80,000
                -
     Interest Receivable                                       1,118
            -

     Total Current Assets                                         81,118
                -


     TOTAL ASSETS                               $      81,118          $
     -


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                $           472
 $           -
     Taxes Payable                                                300
         300

     Total Current Liabilities
      772                       300


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        168,390 & 83,390 shares issued
         and outstanding                               168
      83
     Capital in Excess of Par Value
838,094                  753,179
     Deficit Accumulated During Development Stage             (757,915)
        (753,562)

     Total Stockholders' Equity                                 80,347
               (300)

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     81,118
   $           -


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                             From Inception
                     For the Three       For the Three        For the Nine
  For the Nine   on December 26,
                     Months Ended        Months Ended        Months Ended
Months Ended    1985 through
                      September 30,      September 30,       September 30,
September 30,     September 30,
                            1997                1996
1997                              1996                    1997
REVENUE

Interest Income        $1,118     $-         $1,118      $ -        $   40,788

EXPENSES

     Amortization       -          -           -   -           50
     Bad Debt           -          -    -         -           578,084
     Dues and Fees      -          -           -   -          3,098
     Interest           -       -      -      -    654
     Office Expenses           -       -          -       -    4,267
     Officer Compensation   5,000      -         5,000  -            103,825
     Professional Services  471        -   471         -             105,059
     Travel                        -                    -                   -
                -              2,466

 Total Expenses  5,471      -          5,471       -             797,503
NET INCOME
(LOSS) - Before Taxes $(4,353)   $-         $(4,353)     $-        $(756,715)

     Taxes                        -                    -                   -
                                     -              1,200

INCOME (LOSS)       $           (4,353) $            -           $
(4,353)             $              -    $  (757,915)

Loss Per Common
    Share
          $           (.03)  $           -             $            (.04)
 $              -            $       (10.57)

Average Outstanding Shares         140,057               83,390
102,279                             83,390            71,713


                                 SBB, INC.
                       (A Development Stage Company)
                         Statements of Cash Flows
                                  (unaudited)
                                                                    For the
Period
                                                For the Nine       For the
Nine      From Inception on
                                              Months Ended    Months Ended
December 26,1985
                                   September 30,        September 30,  to
September 30,
                                        1997                  1996
       1997
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $ (4,353)  $     -     $(757,915)
   Amortization                    -           -           50
   Bad Debts                       -           -      568,666
   Increase (Decrease)
     in Accounts Payable           472         -          472
   Decrease (Increase) in
     Accrued Interest Receivable       (1,118)     -             (1,118)
   Increase in Taxes Payable                     -
        -                                       300
                       (5,000)                   -             (189,546)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -            -      161,333
   Organization Costs                         -                          -
            (50)
                         -             -           (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      5,000        -           758,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             -           -       -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                    -                           -
                       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               -        $               -     $
                         -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $   -                $ -        $     656
   Income Taxes               $            -         $  -               $900

Non-Cash Information:
   Stock Issued for Note      $ 80,000  $    -      $  80,000
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          September 30, 1997

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended September 30, 1997 but has made all the necessary adjustments to present an accurate financial statements for the nine months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant had approximately $80,346 as operating capital at
September 30, 1997, compared to $(200) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended September 30, 1996, the registrant had a net loss of $4,353, compared to a net loss of $0 for the same period last year. The registrant had net loss of $ 4,353 for the nine months ended September 30, 1997 compared to $ 0 for the same period last year.

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