Form 10QSB
period 1990-03-31
SBB INC
filed 1998-02-09
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1990

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

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1990 and the results of its operations and changes in its financial position from January 1, 1990 through
March 31, 1990 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                          March 31,
December 31,
                                                              1990
     1989
CURRENT ASSETS                                  (unaudited)

     Cash                                    $     3,313         $      34,712
     Notes Receivable-current portion
4,550                      -

     Total Current Assets                                    7,863
   34,712

OTHER ASSETS

     Organization Costs ( less accumulated
        amortization of $23 & $20)                                      27
                 30
     Notes receivable                                              125,450
        100,000

 TOTAL ASSETS                            $          133,340      $    134,742


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
        83,390 shares issued and outstanding                     83
          83
     Capital in Excess of Par Value                               753,179
        753,179
     Deficit Accumulated During Development Stage                (620,022)
      (619,595)

     Total Stockholders' Equity                                 (133,240)
      133,667

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $        133,340
$   134,742


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)
                                                      From Inception
                              For the Three       For the Three       on
December 26,
                              Months Ended        Months Ended         1985
through
                               March 31,          March 31,
March 31,
                                     1990                  1989
     1990
REVENUE

     Interest Income         $     214  $  14,266  $   38,327

EXPENSES

     Amortization                   3           2          23
     Bad Debt                      -           -      576,079
     Dues and Fees                 38          -        2,512
     Interest                      -   2          654
     Office Expenses               -           -        4,267
     Officer Compensation          -     -        21,085
     Professional Services        600  2,420      50,763
     Travel                                   -                      -
     2,466

            Total Expenses        641  2,424      657,849

NET INCOME (LOSS) - Before Taxes      $(427)      $11,842     $ (619,522   )

     Taxes                                      -
       100                                          500

INCOME (LOSS)                $            (427)   $        11,742
 $                    (620,022       )

Loss Per Common Share        $               -     $               .14       $
                        (14.77       )

Average Outstanding Shares              83,390              83,390
       41,951


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)
                                                    For the Period
                              For the Three        For the Three         From
Inception on
                               Months Ended         Months Ended
               December 26,1985
                              March 31,            March 31,
           to March 31,
                                      1990                  1989
                     1990
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $   (427)  $  11,742   $(620,022)
   Amortization                      3           2         23
   Bad Debts                        -           -     566,661
   Increase (Decrease)
     in Accounts Payable          (976)     (2,731)      -
   Decrease (Increase) in
     Accrued Interest Receivable & Prepaids     -     (15,588)     -
   Increase in Taxes Payable                   -                100
    100
                       (1,400)         (6,475)     (53,238)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities     (30,000)        -     (730,000)
   Collection of Loans             -           -       33,338
   Organization Costs              -    -          (50)
   Purchase of Land                         -                         (10,000)
          (10,000)
                      (30,000)         (10,000)    (696,712)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -            753,263

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS         (31,400)    (16,475)     3,313

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD            34,713            34,690
       -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $              3,313   $            18,215
   $                     3,313

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     2     $    656
   Income Taxes               $    -     $     -     $    400
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1990

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1990 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $7,763 as operating capital at
March 31, 1990, compared to $42,634 for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1990, the registrant had net loss of $427, compared to net income of $11,742 for the same period last year. In 1988, as well as during the reported quarter ($30,000), the Company made loans that subsequently proved to be uncollectable.

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