Form 10KSB
period 1997-12-31
SBB INC
filed 1998-03-13
CIK 787811

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.


                               FORM 10-KSB

[ X ]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT
          OF 1934

     For the fiscal year ended  DECEMBER 31, 1997

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

         4045 SOUTH WASATCH BLVD. #303  SALT LAKE CITY, UTAH 84124
           (Address and zip code of principal executive offices)

Registrant's telephone number, including area code: (801) 274-8600

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

Revenue for the year ended 1997: $ 2,718.

As of March 3, 1998 it is unclear as to the aggregate market value of the voting stock held by non-affiliates of the Registrant. This is due to the low or almost non-existing trading of the Registrant's Securities.

As of March 3, 1998 the number of shares outstanding of the Registrant's Common Stock was 1,018,390.

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

          The Company is currently seeking a business opportunity to merge with or acquire, but to date has not located in any such business opportunities. There is no assurance that the Company will be successful in finding any business opportunity to merge with or acquire.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None - not applicable





                                  PART II



ITEM 5.  MARKET PRICE FOR REGISTRANT'S COMMON EQUITY AND
               RELATED STOCKHOLDER MATTERS

          Because this report is being prepared in 1998, the Company has not been able to obtain any reliable trading history for the period reported. During the year ended December 31, 1997 there appeared to be little or no trading in the stock of the Company. As of March 3, 1998, the Company had 385 shareholders of record.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

          The Company had no material revenue during the year ended December 31, 1997 (interest income of $2,718). Total stockholders' equity was $41,846, as compared to $(300) at December 31, 1996. During the year, the Company issued 85,000,000 shares (pre reverse split - see discussion below) for a note for $85,000.
During the year, $40,000 of the note was collected and paid to a corporate director as past compensation.

          After the issuance of the 85,000,000 shares, the shareholders of the Company voted for a 1 for 1,000 reverse stock split. After the reverse stock split, the Company issued another 850,000 shares for $8,500 that was used to pay professional fees in the preparation of annual and quarterly reports that were filed during the year.

          As of December 31, 1997, the Company currently has $42,717 in notes and interest receivable as assets of the Company and taxes and other accrued expenses of less than $1,000. The Company currently has no cash.

LIQUIDITY AND CAPITAL RESOURCES

          At year-end the Company's assets totaled $ 42,717, of which $40,000 was a note receivable. The
Company had no cash. The Company is currently in the process of looking for business opportunities to merge with or acquire. At minimum, the Company will need to raise additional capital through private funding to meet the financial needs of being a reporting company. There is no guarantee that the Company will be successful in obtaining necessary funding to develop any business opportunities.

RESULTS OF OPERATIONS

          The Company sustained losses of $(51,354) and $(100) for the years ended December 31,1997 and December 31, 1996 respectively. Revenues of $2,717 and $0 for the two periods represented interest earned on temporary cash investments and loans. Expenses of $51,354 and $100 for the periods consisted of professional services, officer compensation and other administrative expenses incurred while the Company was seeking out business ventures.

ITEM 7.  FINANCIAL STATEMENTS

(a)(1) The following financial statements of the Company and its subsidiaries have been filed as part of this report (see Item 8 "Financial Statements and Supplementary Data"):

          Independent Auditors' Report

          Balance Sheets as of December 31, 1997.

          Statements of Operations for the years ended December 31, 1997 and December 31, 1996 and
          from         December 26, 1985 to December 31, 1997.

          Statement of Stockholders' Equity for the years ended December 31, 1997 and December 31,
          1996        and from December 26, 1985 to December 31, 1997.

          Statement of Cash Flows for the years ended December 31, 1997 and December 31, 1996 and
          from        December 26, 1985 to December 31, 1997.

          Notes to Financial Statements.

  (2) Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

          None.



                                 PART III



ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following information is furnished with respect to the Company's Board of Directors and executive officers. There are no family relationship between or among any of the Company's directors or executive officers.

DIRECTORS AND EXECUTIVE OFFICERS

               Age       Director
     Name      (1998)          Since              Position with the Company

Robert B. Wallace      62          1998           President, CEO and Director


     ROBERT B. WALLACE, Phd. President, CEO, Secretary/Treasurer and Director since 1998. Mr. Wallace
Obtained a Bachelor of Science degree from Brigham Young University, Provo, Utah in 1962, his Masters of Science from Arizona State University, Tempe, Arizona in 1963, and his PH.D from U.S.C., Los Angeles,
California, in 1973. For the past five years Mr. Wallace has co-owned and managed Vista Homes, a family owned construction company.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

     During the current fiscal year, no one in the Company's management received more than $60,000 in compensation. The Company's prior President received $ 5,000 in compensation for the year 1997.

EMPLOYMENT AGREEMENTS AND OTHER COMPENSATION ARRANGEMENTS

     There are currently no agreements with members of management as to employment or compensation.

COMPENSATION OF NON-EMPLOYEE DIRECTORS

     During the year 1997, a company director was paid $40,000.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of March 3, 1998, the number of shares of the Company's common stock owned by persons who owned of record, or was known to own beneficially, more than 5% of the outstanding shares of the Company's common stock, sets forth the number of shares of the Company's current directors and officers, and sets forth the number of shares owned by all of the Company's directors and officers as a group:

     The beneficial owners listed have sole voting and investment power with respect to the shares unless otherwise indicated.
                           Amount and Nature
         Name and Address                     of Beneficial
Percent of
         of Beneficial Owner                     Ownership
Class
Robert B. Wallace                     -           -

Officers and Directors
   as a Group (one)                     -                        -


International Advisory, Inc.                     935,000                89.3
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

ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K

(A)  Exhibits

     EXHIBIT
     NO.                    DESCRIPTION

     23.01           Consent of Crouch Bierwolf & Company, CPA

     27.01           Financial Data Schedule

(b) The Registrant filed no current reports on Form 8-K during the last quarter of the fiscal year ended
    December 31, 1997.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   SBB, Inc.

                   By: Robert B. Wallace

                   /s/ Robert B. Wallace

Dated: March 10, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons of behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                   TITLE                           DATE

/s/ Robert B. Wallace       President and Director
                            (Principal Executive and
                             Financial Officer)             March 10, 1998






                    INDEX TO FINANCIAL STATEMENTS




Report of Independent Certified Public Accountant

Financial Statements:

  Balance Sheets - December 31, 1997.

  Statements of Operations - For the years ended December 31, 1997 and
   December 31, 1996 and from December 26, 1985 to December 31, 1997.

  Statement of Stockholders' Equity - For the period from (inception)
   December 26, 1985 to December 31, 1997.

  Statement of Cash Flows - For the years ended December 31, 1997 and
   December 31, 1996 and from December 26, 1985 to December 31, 1997.

  Notes to Financial Statements











                     INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of SBB, Inc

We have audited the accompanying balance sheet of SBB, Inc. ( a Utah corporation) ( a development stage company) as of December 31, 1997 and the related statements of income, retained earnings, and cash flows for the year then ended and for the period from January 1, 1989 to December 31,
1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of SBB, Inc. as of December 31, 1988 and for the period from December 26, 1985 to
December 31, 1988 were audited by other auditors whose report dated September 25, 1989 expressed an unqualified opinion on those statements.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SBB, Inc. as of December 31, 1997 and the results of its operations and its cash flows for the year then ended and for the period from January 1, 1989 to December 31, 1997 in conformity with generally accepted accounting principles.




Salt Lake City, Utah
March 10, 1998
                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                December 31,
                                                      1997
CURRENT ASSETS

     Cash                                      $                -
     Interest receivable                                                2,717

     Total Current Assets                                   2,717

OTHER ASSETS

     Notes receivable (Note 4)              $             40,000

     TOTAL ASSETS                                 $             42,717


                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                                  $                  471
     Taxes Payable (Note 1)
   400

     Total Current Liabilities                                               871


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        1,046,677 shares issued and outstanding                       1,047
     Capital in Excess of Par Value                      845,715
     Deficit Accumulated During Development Stage
(804,91   6)

     Total Stockholders' Equity                                         41,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $             42,717


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations

                                                      From Inception
                              For the Year        For the Year        on
December 26,
                              Ended               Ended                1985
through
                               December 31,       December 31,
December 31,
                                     1997                  1996
     1997
REVENUE

     Interest Income         $   2,717  $    -     $   42,387

EXPENSES

     Amortization                 -           -            50
     Bad Debt                     -           -       578,084
     Dues and Fees                -           -         3,098
     Interest                     -    -          654
     Office Expenses              -           -         4,267
     Officer Compensation      45,000  -          143,825
     Professional Services      8,971  -          113,559
     Travel                                    -
-                         2,466

            Total Expenses     53,971  -          846,003

NET INCOME (LOSS) - Before Taxes      $(51,254)   $-          $ (803,616   )

Taxes (Note 1)                             100                            10
                 1,300

INCOME (LOSS)                $            (51,354) $                (100    )
   $                  (804,916       )

Loss Per Common Share (Note 1)        $            (.27)      $              -
                                      $                (10.37)

Average Outstanding Shares            189,640                83,390
       77,642

                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1997
                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                 Shares              Stock              Par Value
     Stage
Balance at Inception
 on December 26, 1985        -      $  -     $   -     $   -

Issuance of 5,000 shares
 to officers & directors for
 cash at $1.00 per share         5,000      5        4,995      -

Issuance of 10,000 shares
 of common stock to the public
 in February of 1987 for
 $10 per share             10,000        10   99,990       -

Deferred offering costs offset
 against capital in excess
 of par value                -         -     (35,388)      -

Net loss from inception on
 December 26, 1985
through December 31, 1987                         -                           -
                     -                    (8,954)

Balance, December 31, 1987       15,000    15        69,597    (8,954)

Issuance of 68,390,000 shares
 upon exercise of A Warrants for
 $10 per share (less brokerage
 fees of $250)             68,390        68   683,582      -

Net loss for the year ended
December 31, 1988                        -                        -
                      -                 (223,378)

Balance, December 31, 1988       83,390    83        753,179   (232,332)

Net loss for the year
 ended December 31, 1989                            -                       -
                      -                 (387,263)

Balance, December 31, 1989                  83,390                   83
          753,179              (619,595)
Net loss for the year
  ended December 31, 1990
                              (12,292)

Balance, December 31, 1990                  83,390                 83
         753,179             (631,887)

                              continued
                              SBB, INC.
                    (A Development Stage Company)
                  Statements of Stockholders' Equity
    From Inception on December 26, 1985 through December 31, 1997
                                                      Deficit
                                                       Accumulated
                                            Capital in          During
                        Common     Common    Excess of          Development
                     Shares              Stock              Par Value
     Stage
Net loss for the year ended
 December 31, 1991                     -                           -
          -                      (8,222)
Balance, December 31, 1991                83,390                    83
753,179     (640,109)

Net loss for the year ended
 December 31, 1992                       -                          -
         -                     (12,040)
Balance, December 31, 1992                  83,390                  83
753,179    (652,149)

Net loss for the year ended
 December 31, 1993                     -                           -
           -                        (180)
Balance, December 31, 1993                 83,390                   83
753,179     (652,329)

Net loss for the year ended
December 31, 1994                     -                           -
          -                     (97,024)
Balance, December 31, 1994                 83,390                    83
753,179     (749,353)

Net loss for the year ended
 December 31, 1995                     -                           -
           -                      (4,109)
Balance, December 31, 1995                  83,390                  83
753,179    (753,462)

Net loss for the year ended
   December 31, 1996                      -                          -
                    -              (100)
Balance, December 31, 1996                   83,390                 83
753,179     (753,562)

Issuance of 85,000 shares for
  cash and note receivable
  at $1 per share          85,000        85    84,915     -

Issuance of 850,000 shares for
 cash at $.001 per share         850,000   850       7,650           -

Rounding from reverse stock
   split (Note 3)          28,287        29      (29)

Net loss for the year ended
   November 25, 1997                     -                           -
                    -             (51,354)

Balance, December 31, 1997          1,018,390  $           1,047   $
  845,715                $    (804,916)
                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows

                                                    For the Period
                              For the Period       For the Year          From
Inception on
                               Ended                Ended
               December 26,1985
                              December 31,         December 31,
          to December 31,
                                      1997                  1996
                     1997
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $(51,354)  $    (100)  $(804,916)
   Amortization                   -            -           50
   Bad Debts                      -            -      568,666
   Increase in Interest Receivable     (2,717)     -             (2,717)
   Increase (Decrease)
     in Accounts Payable           471         -          471
   Increase in Taxes Payable                   100                     100
                           400
   Expenses paid by note
        receivable holder        40,000        -       40,000
                      (13,500)         -           (198,046)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities        -            -     (730,000)
   Collection of Loans            -            -      161,333
   Organization Costs                          -         -
                           (50)
                         -             -           (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      13,500      -            766,763

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             -           -       -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -
  -                                         -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $               -      $               -
   $           -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1997

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

          Deferred income taxes result from temporary differences in the recognition of accounting
     transactions for tax and financial reporting purposes.   There were no
temporary differences
     at December 31, 1997 and earlier years; accordingly, no deferred tax liabilities have been recognized for all years.

          The Company has cumulative net operating loss carryforwards of approximately $581,000 at December 31, 1997. No effect has been shown in the financial statements for the net operating loss carryforwards as the likelihood of future tax benefit from such net operating loss carryforwards is not presently determinable. Accordingly, the potential tax benefits of the net operating loss carryforwards, estimated based upon current tax rates of $197,500 at
     December 31, 1997 have been offset by valuation reserves of the same amount. The net change in deferred tax asset and offsetting valuation reserve amounted to $17,500 for 1997.

          The Company has available $581,000 in net operating loss carryforwards that will begin to expire in the year 2000. The Company has accrued $100 per year minimum state income taxes.

                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                          December 31, 1997


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

NOTE 3 - REVERSE STOCK SPLIT

          In 1997, the shareholders approved a 1 for 1,000 share reverse stock split. This change has been made retroactive to the beginning balances of this financial statement. At the time of the reverse split, the company reverse split all shares to no less than 100 shares. All shareholders holding less than 100 shares were not changed.

NOTE 4 - STOCK TRANSACTION

          In 1997, the Board of Directors approved the sale of 85,000 shares (post split) for $5,000 cash and an $80,000 note at 10% interest. The note is due at the time the company qualifies for a NASD bulletin board listing. $40,000 of this note was paid in November, 1997.

         Also in 1997, the Board of Directors approved the sale of 850,000 shares (post split) for
     $8,500 or $.001 per share.









We hereby consent to the use of our audit report of SBB, Inc. dated March 10, 1998 for the year ended December 31, 1997 in the Form 10KSB Annual Report for the year 1997.


s/s Crouch, Bierwolf & Chisholm

Salt Lake City, Utah
March 10, 1998