Form 10QSB
period 1998-03-31
SBB INC
filed 1998-05-20
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


             For Quarter Ended        March 31, 1998

             Commission File Number    33-2474-LA


                               SBB, INC.
        (Exact name of registrant as specified in its charter)


               UTAH                                  93-0915593
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                        4505 WASATCH BLVD #300
                      SALT LAKE CITY, UTAH  84124
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (801) 274-8600


         3018 South State Street, Salt Lake City, Utah 84115
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                            1,046,677
                     (Number of shares of common
                       stock the registrant had
                   outstanding as of May 20, 1998)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1998 and the results of its operations and changes in its financial position from January 1, 1998 through March 31, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                       March 31,        December 31,
                                        1998                1997
CURRENT ASSETS

     Cash                     $             -           $  -
     Interest receivable                 3,703          2,717

     Total Current Assets                3,703           2,717

OTHER ASSETS

     Notes receivable                    40,000          40,000

     TOTAL ASSETS             $         43,703    $      42,717


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable       $              471       $      471
     Taxes Payable                         400              400

     Total Current Liabilities             871             871


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        1,046,677 shares issued and outstanding                  1,047
                                                                 1,047
     Capital in Excess of Par Value                             845,715
                                                                845,715
     Deficit Accumulated During Development Stage              (803,930)
                                                               (804,916)

     Total Stockholders' Equity                                 42,832
                                                                41,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $     43,703
                                                          $     42,717


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)

                                                         From Inception
                For the Three       For the Three      on December 26,
                  Months Ended        Months Ended       1985 through
                   March 31,          March 31,            March 31,
                   1998                1997                 1998

REVENUE

Interest Income      $    986      $      -                   $   43,373

EXPENSES

     Amortization                 -            -           50
     Bad Debt                     -            -        578,084
     Dues and Fees                -            -        3,098
     Interest                     -            -          654
     Office Expenses              -            -        4,267
     Officer Compensation         -             -       143,825
     Professional Services        -             -       113,559
     Travel                       -            -        2,466

            Total Expenses        -           -          846,003

NET INCOME (LOSS) - Before Taxes      $986        $-          $ (802,630   )

     Taxes                        -   -               1,300

INCOME (LOSS)
                     $       986       $    -          (803,930)

Loss Per Common Share
                     $              -      $       -      (10.70       )

Average Outstanding Shares
                   1,018,390                83,390       75,137


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Cash Flows
                             (unaudited)

                                                         For the Period
                             For the Three            For the Three  From
                                                           Inception on
          Months Ended            Months Ended            December 26,1985
           March 31,            March 31,                    to March 31,
            1998                  1997                           1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
   Net Income (Loss)          $    986   $     -     $(803,930)
   Amortization                    -           -           50
   Bad Debts                       -           -      568,666
   (Increase) Decrease in
      Accounts Receivable         (986) -          (3,703)
   Increase (Decrease)
     in Accounts Payable           -           -          471
   Increase in Taxes Payable       -           -          400
   Expenses paid by note
      receivable holder     -             -   40,000
                           -           -           (198,046)

CASH FLOWS FROM
  INVESTING ACTIVITIES
   Loans to other Entities         -           -     (730,000)
   Collection of Loans             -           -      161,333
   Organization Costs       -                   -              (50)
                           -           -           (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of Common Stock (Net)      -           -       766,763

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS             -            -       -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING OF PERIOD                   -                   -
                          -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD            $     -       $      -       -

CASH PAID DURING THE PERIOD FOR:
   Interest                   $    -     $     -     $    656
   Income Taxes               $    -     $     -     $    900
                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            March 31, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit all of the disclosures for the interim financial statements ended March 31, 1998 but has made all the necessary adjustments to present an accurate financial statements for the three months presented.



ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $2,832 as operating capital at March 31, 1998, compared to $(300) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended March 31, 1998, the registrant had net income of $986, compared to net income of $0 for the same period last year.

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


Dated May 20, 1998
                                  SBB, Inc.

                                  /s/ Robert B. Wallace
                                  President and Principal Financial Officer