Form 10QSB
period 1998-06-30
USA TALKS COM INC
filed 1998-08-19
CIK 787811

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington D.C.  20549

             Quarterly Report Under Section 13 or 15 (d)
                Of the Securities Exchange Act of 1934


              For Quarter Ended        June 30, 1998

             Commission File Number    33-2474-LA


                      USA Talks.com, Inc.
        (Exact name of registrant as specified in its charter)


                NEVADA                               93-0915593
     (State or other jurisdiction of               (IRS Employer
   incorporation or organization)               Identification No.)


                      4350 Executive Drive, #220
                      SAN DIEGO, CALIFORNIA 92121
               (Address of principal executive offices)


Registrant's telephone number
including area code                                         (619) 546-0550


         4505 Wasatch Blvd, #300, Salt Lake City, Utah 84124
             Former Address, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports)

                           Yes  X   No

and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No


                            13,000,000
                     (Number of shares of common
                       stock the registrant had
                  outstanding as of August 17,1998)

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1998 and the results of its operations and changes in its financial position from January 1, 1998 through June 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.


                              SBB, INC.
                    ( A Development Stage Company)
                            Balance Sheet


                                ASSETS

                                                    June 30,    December 31,
                                                    1998        1997
CURRENT ASSETS

     Cash                                       $     -         $  -
     Interest receivable                              -          2,717

     Total Current Assets                             -          2,717

OTHER ASSETS

     Notes receivable                                  -          40,000

     TOTAL ASSETS                              $       -       $ 42,717


               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

     Accounts Payable                              $    -       $   471
     Taxes Payable                                      -           400

     Total Current Liabilities                         -            871


STOCKHOLDERS' EQUITY

     Common Stock 800,000,000 shares
        authorized at $.001 par value;
        196,677 and 1,046,677 shares
        issued and outstanding                           197        1,047
     Capital in Excess of Par Value                  803,284      845,715
     Deficit Accumulated During Development Stage   (803,481)    (804,916)

     Total Stockholders' Equity                        -            41,846

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $    43,703    $  42,717


                              SBB, INC.
                    (A Development Stage Company)
                       Statements of Operations
                             (unaudited)



                                                                From Inception
          For the Three  For the Three  For the Six  For the Six on December 26,
           Months Ended  Months Ended   Months Ended Months Ended 1985 through
             June 30,      June 30,      June 30,     June 30,       June 30,
              1998          1997          1998         1997           1998
REVENUE

Interest
Income    $   449         $  -           $1,435      $   -         $   43,822

EXPENSES

Amortization   -           -                -            -               50
Bad Debt       -           -                -            -           578,084
Dues and
Fees           -           -                -             -            3,098
Interest       -           -                -            -               654
Office
Expenses       -           -               -             -             4,267
Officer
Compensation   -          -                -             -            143,825
Professional
Services       -          -               -            -             113,559
Travel         -          -               -            -               2,466

Total
Expenses       -          -               -            -               846,003

NET INCOME
(LOSS) -
Before
Taxes       $449       $-             $1,435          $-           $(802,181)

Taxes        -          -               -               -             1,300

INCOME
(LOSS)     $449       $-             $1,435          $ -         $  (803,481)

Loss Per
Common
Share     $ -         $ -             $  -            $  -       $  (8.50)

Average
Outstanding
Shares    1,046,677    83,390          1,046,677       83,390       94,568



                                 SBB, INC.
                       (A Development Stage Company)
                          Statements of Cash Flow
                                (unaudited)

                                                              For the Period
                         For the Six        For the Six       From Inception on
                         Months Ended       Months Ended      December 26,1985
                           June 30,           June  30,         to June 30,
                             1998               1997              1998
CASH FLOWS FROM
     OPERATING ACTIVITIES
Net Income (Loss)        $  1,435           $     -             $(803,481)
Amortization                  -                   -                    50
Bad Debts                     -                   -               568,666
Increase (Decrease)
in Accounts Receivable     (1,435)                -               (4,152)
in Accounts Payable           -                   -                   471
Increase in Taxes Payable     -                   -                   400
Expenses paid by
stockholder                   -                   -                40,000
                              -                    -             (198,046)

CASH FLOWS FROM
  INVESTING ACTIVITIES
Loans to other Entities       -                   -                 (730,000)
Collection of Loans           -                   -                   161,333
Organization Costs            -                   -                      (50)
                              -                   -                 (568,717)
CASH FLOWS FROM
  FINANCING ACTIVITIES
Issuance of Common
Stock (Net)                   -                   -                   766,763

INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS        -                   -                     -

CASH AND CASH EQUIVALENTS
   AT THE BEGINNING
   OF PERIOD                  -                  -                      -

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD       $    -              $   -                      -

CASH PAID DURING THE PERIOD FOR:

   Interest              $   -                $ -                    $ 656
   Income Taxes          $ -                  $   -                  $ 900




                              SBB, INC.
                    (A Development Stage Company)
                  Notes to the Financial Statements
                            June 30, 1998

NOTE 1 - INTERIM FINANCIAL STATEMENTS

      Management has elected to omit most of the disclosures for the interim financial statements ended June 30, 1998 but has made all the necessary adjustments to present an accurate financial statements for the six months presented.

NOTE 2 - CHANGE IN DOMICILE

      During the second quarter, the Company created and later merged with a wholly owned Nevada corporation. The Company now is a Nevada Corporation.

NOTE 3 - SUBSEQUENT EVENTS

      Effective July 28, 1998, the Company announced an agreement to issue 12,350,000 (over 90% control) for all of the assets of Alfine Corporation. The assets consist of licenses and other technology for audio compression, phonetic speech and voice verification/identification. Effective July 31, 1998, the Company filed an S-8 registration statement reporting issuance of 453,323 shares in connection with the Company's Stock Bonus Agreement.

      Effective August 3, 1998, the Company changed its name to USA.Talks.Com, Inc.

NOTE 4 - CANCELLATION OF SHARES FOR NOTE RECEIVABLE

      During the most recent quarter, the principle stockholder of the Company canceled 850,000 shares of common stock in consideration for cancellation of the $40,000 note receivable and all outstanding accrued interest.




ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Liquidity and Capital Resources. The Registrant has approximately $0 as operating capital at June 30, 1998, compared to $(300) for the same period last year. The Registrant intends to raise additional funds as needed through private placements with accredited and sophisticated investors.

     Results of Operation. Due to the lack of operations during the quarter ended June 30, 1998, the registrant had net income of $449, compared to net income of $0 for the same period last year.

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

     During the quarter, the majority shareholder retired a note receivable due to the Company by canceling 850,000 shares of common stock.

     Effective July 28, 1998, the Company announced an agreement to issue 12,350,000 (over 90% control) for all of the assets of Alfine Corporation. The assets consist of licenses and other technology for audio compression, phonetic speech and voice verification/identification.

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

          An 8-K was filed on August 3, 1998 to announce a change in control by acquiring all of the assets of Alfine Corporation.

                              SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated August 17, 1998
                                                  USA.Talks.Com, Inc.



                                                  Jack Alexander
                                                  Chief Financial Officer