Form 10QSB
period 1998-09-30
USA TALKS COM INC
filed 1998-11-13
CIK 787811

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549


                  Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

                     For Quarter Ended    September 30, 1998

                   Commission File Number   33-2474-LA

                              USA Talks.com, Inc.
             (Exact name of registration as specified in its charter)

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

                                  Yes  X     No

The number of shares of Common Stock, $0.001 par value, outstanding as of November 11, 1998, was 13,067,667.

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998, and the results of its operation and changes in its financial position from January 1, 1998 through September 30, 1998, have been made. The results of its operation for such interim period is not necessarily indicative of the results to be expected for the entire year.

USA TALKS.COM, INC.
(A Development Stage Company)
      Balance Sheet

                                                       Sept 30, 1998  Dec 31, 1997
                                                        (Unaudited)
ASSETS

Current assets:
     Cash and cash equivalents                            $29,900       $112,314
     Prepaid expenses and other current assets             16,885         15,220
                                                       -------------  -----------
          Total current assets                            $46,785       $127,534

Furniture and equipment, net                               39,303         42,548
Other assets                                                    -         40,198
                                                       -------------  -----------
          Total assets                                    $86,088       $210,280
                                                       -------------  -----------
                                                       -------------  -----------
LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                    $476,371       $422,559
     Notes payable                                         36,710         76,772
     Contract payable                                     168,880              0
     Accrued expenses                                     100,357         50,906
                                                       -------------  -----------
          Total current liabilities                      $782,318       $550,237
                                                       -------------  -----------
Shareholders' deficit
     Common stock: $.001 par value
     50,000,000 authorized 13,067,667 and
     13,000,000 issued and outstanding, respectively      $13,068         $1,577
     Additional paid-in capital                         4,363,292      3,316,289
     Deficit accumulated during development stage      (5,072,590)    (3,657,823)
                                                       -------------  -----------
          Total shareholders' deficit                   ($696,230)     ($339,957)
                                                       -------------  -----------
          Total liabilities and shareholders' deficit     $86,088       $210,280
                                                       -------------  -----------
                                                       -------------  -----------

The accompanying notes are an integral part of these financial statements.

USA TALKS.COM, INC.
(A Development Stage Company)
Statement of Operations
      (Unaudited)

                                       For the Three   For the Three      For the Nine    For the Nine
                                        Months Ended    Months Ended      Months Ended    Months Ended
                                       Sept 30, 1998   Sept 30, 1997     Sept 30, 1998   Sept 30, 1997
Operating expenses:
     Legal and accounting                    $55,134         $75,581          $145,909        $168,796
     General  and administrative             204,202         199,068           281,124         509,476
     Research and development                222,971         107,891           761,748         268,704
     Salaries and other compensation         107,264          50,623           224,433         142,640
                                       -------------   -------------     -------------   -------------
          Total operating expenses          $589,571        $433,163        $1,413,214      $1,089,616
                                       -------------   -------------     -------------   -------------

Loss from operations                       ($589,571)      ($433,163)      ($1,413,214)    ($1,089,616)
Other expense:
     Interest expense, net                     1,916           3,957             2,986           8,164
                                       -------------   -------------     -------------   -------------
Net loss for the period                    ($591,487)      ($437,120)      ($1,416,200)    ($1,097,780)
                                       -------------   -------------     -------------   -------------
                                       -------------   -------------     -------------   -------------
Basic loss per common share                 $  (0.05)       $  (0.05)         $  (0.12)       $  (0.11)
                                       -------------   -------------     -------------   -------------
                                       -------------   -------------     -------------   -------------
Average common shares outstanding         11,229,840       9,400,775        11,816,120      10,183,610
                                       -------------   -------------     -------------   -------------
                                       -------------   -------------     -------------   -------------



The accompanying notes are an integral part of these financial statements.

USA TALKS.COM, INC.
(A Development Stage Company)
Statement of Cash Flows
      (Unaudited)

                                                   For the Nine     For the Nine
                                                   Months Ended     Months Ended
                                                  Sept 30, 1998    Sept 30, 1997
Cash flows from operating activities:
Net loss for the period                             ($1,416,200)     ($1,097,780)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                            8,950            7,500
  Issuance of stock for services rendered               289,646                0
(Increase) decrease in:
    Prepaid expenses and other current assets            (4,382)         (18,129)
    Other assets                                            198                0
Increase (decrease) in:
    Accounts payable                                     54,683          416,856
    Accrued expenses                                     49,451          (69,480)
                                                    ------------     ------------
Net cash used in operating activities               ($1,017,654)       ($761,033)
                                                    ------------     ------------
Cash flows from investing activities:
  Purchase of equipment                                  (5,705)          (8,837)
                                                    ------------     ------------
Net cash used in  investing activities                  ($5,705)         ($8,837)
                                                    ------------     ------------
Cash flows from financing activities:
  Payments on notes payable                            ($30,062)        ($12,010)
  Payments on contracts payable                         (81,120)               0
  Proceeds from notes payable                            20,000           25,000
  Proceeds from sale of common stock                  1,022,127          913,890
  Proceeds from sale of warrants                         10,000                0
                                                    ------------     ------------
Net cash  provided by financing activities             $940,945         $926,880
                                                    ------------     ------------
Net increase (decrease) in cash                        ($82,414)        $157,010
Cash and cash equivalents, beginning of period          112,314           32,940
                                                    ------------     ------------
Cash and cash equivalents, end of period                $29,900         $189,950
                                                    ------------     ------------
                                                    ------------     ------------

The accompanying notes are an integral part of these financial statements.

                                 USA TALKS.COM, INC.
                            (A Development Stage Company)
                          Notes to the Financial Statements
                                 September 30, 1998
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

General

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

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of its operations and changes in its financial position from January 1, 1998 through September 30, 1998 have been made. The results of its operations for such interim period is not necessarily indicative of the results to be expected for the entire year.

Interim Financial Statements

     Management has elected to omit most of the disclosures required by generally accepted accounting principles for complete interim financial statements for the quarter ended September 30, 1998. Management believes it has made all the necessary adjustments to present accurate financial statements for the nine months presented.

Reorganization and Name Change

     USA Talks.com, Inc., was formed on July 28, 1998, by SBB Inc. upon completion of a corporate reorganization with Alfine Corporation. Alfine was a development stage company formed in 1991, and owns the exclusive worldwide licensing and marketing rights for its Audio Compression and Speaker Identification and Speaker Verification technologies.

     Effective July 28, 1998, the Company issued 12,350,000 (over 90%) for all of the assets of Alfine Corporation.

     Effective July 31, 1998, the Company filed an S-8 registration statement reporting issuance of 453,323 shares in connection with the Company's Stock Bonus Agreement, which increased the total shares of common stock issued and outstanding to 13,000,000 as of July 31, 1998.

     Effective August 3, 1998, the Company changed its name to USA Talks.com,
Inc.

NOTE 2 - NET LOSS PER SHARE

     Net loss per share is computed in accordance with SFAS No. 128, "Earnings per Share." Basic earnings per share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, the effect of conversion of outstanding stock options and warrants are not included since they would be anti-dilutive.

     As of September 30, 1998, there were issued and outstanding 13,067,667 Common shares. Additionally, certain Warrants and Stock Options are also outstanding as of September 30, 1998:

          Common Shares issued and outstanding         13,067,667
          Warrants to purchase Common Shares            4,794,488
          Stock Options granted                         4,100.000
                                                       ----------
               Total                                   21,962,155
                                                       ----------
                                                       ----------

ITEM 2 -
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including the development and sales of certain new and established products. These forward-looking statements are identified by their use of such terms and phrases as "believes" and "expects" and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. The Company cautions that the forward-looking statements are qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements. Results actually achieved thus may differ materially from expected results included in these statements.

THE CORPORATE COMBINATION AND REORGANIZATION WITH SBB, INC.

     This Quarterly Report on Form 10-QSB for the quarter ended September 30, 1998, represents the first report of USA Talks.com, Inc. (formerly SBB, Inc.) following the acquisition by SBB, Inc. of all the assets and liabilities of Alfine Corporation. The acquisition of Alfine was consummated on July 28, 1998 (the "Acquisition Date") and was accounted for as a purchase, and the name of the Company was immediately changed to USATalks.com, Inc. Accordingly, the Company's results as described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" refers to (I) Alfine and SBB, Inc. collectively for all periods ending on or before the Acquisition Date.

GENERAL

     USA Talks.com, Inc. is the parent company for two wholly owned subsidiaries: Alfine Technologies, Inc., which owns all intellectual property and technology, and PhonClub International, Inc. Alfine has developed proprietary technology for Audio Compression and Speaker Identification and Speaker Verification. These technologies will provide a vehicle for implementation and the use in the rapidly expanding Internet long distance telephone service industry.

     The service provided to the consumer will be "telephone to telephone" with no computer required by the subscriber, and will provide "toll grade" quality calls, making the delivery system transparent to the user. The long distance service will be marketed as a monthly flat-rate, unlimited usage plan, with access controlled by the Company's proprietary "speaker verification" software. The monthly flat-rate unlimited usage concept will differentiate USA Talks.,com, Inc. from its competitors based upon the proprietary technologies.

LIQUIDITY AND CAPITAL RESOURCES

     USA Talks,com, Inc. (and predecessor Alfine Corporation formed in 1991) was a development stage company from inception. All activities of the Company from inception, totaling more than $5 million, represent accumulated losses and have been considered as part of the Company's development stage activities. These activities have been financed through private sources, primarily individual accredited investors.

     As of September 30, 1998, the Company's current liabilities exceeded its current assets by $696,230, which is also the total Shareholders deficit. The Company is devoting substantially all of its present efforts to establish the Internet long distance telephone service, and expects that revenue from operations will commence in the fourth quarter of 1998. The Company believes that operations in 1999 and future years will become profitable.

     Until the Company's operations become profitable, its ability to continue as a going concern is dependent upon its continued ability to provide capital from private sources, primarily individual accredited investors. The Company expects that it will be successful in providing the necessary capital to continue as a going concern, and that revenues from operations will increase in amounts to help offset the costs of its activities.

PLAN OF OPERATIONS

     The Company plans to market its long distance Internet phone service as a monthly flat-rate, unlimited usage service sold to individual subscribers, with access controlled by its proprietary voice/speaker identification software. Unlimited long distance usage between service areas will be offered for a small sign-up fee and a monthly flat-rate fee for each subscriber. Although a flat-rate for unlimited use has proven immensely popular for basic Internet access, the Company knows of no telephone company that currently offers unlimited long distance telephone services for a flat monthly fee.
The Company believes that a flat-rate plan should have high appeal to business owners. When this market is established, the Company expects to direct its marketing efforts toward the household consumer market. The marketing approach will include both direct mail and a strategic alliance with TrendMark International, Inc., a network marketing company.


                                      PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.                                        None

Item 2.   Changes in Securities.

     The Company's financing activities raised approximately $225,000 from the sale of 52,167 shares of Common Stock for the three-month period ended September 30, 1998. These funds were raised primarily through the private placement of equity securities in reliance upon exemptions from registration pursuant to Sections 3(a)(9) and 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder. All of these investors were "Accredited Investors" as that term is defined in Regulation D.

     During the quarter ended September 30, 1998, the Company also issued 15,500 restricted common shares to a private company pursuant to the exemptions provided by section 4(2) of the Securities Act and Regulation D for services rendered, valued at approximately $85,000. A restriction legend was placed on the certificates.

     The amount of money raised during a given period is dependent upon ancial market conditions, the technological progress and the Company's projected funding requirements. The Company anticipates that future financing activities will be influenced by these factors.

     As noted previously, significant financing activities will be required to fund future operations and investing activities, and to maintain operations. While the Company is engaged in continuing negotiations to secure additional capital and financing, there is no assurance such funding will be available or if received will be adequate.

Item 3.   Defaults Upon Senior Securities.                          None
Item 4.   Submission of Matters to a Vote of Security Holders.      None
Item 5.   Other Information                                         None
Item 6.   Exhibits and Reports on Form 8-K.                         None