Form 10KSB
period 1998-12-31
USA TALKS COM INC
filed 1999-04-01
CIK 787811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
                             ----------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                                        OR
| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from         to

                        Commission File Number 33-2474-LA

                               USA TALKS.COM, INC.

------------------------------------------------------------------------------

               NEVADA                                      93-0915593
               ------                                      -----------
  (State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization)                     Identification No.)
------------------------------------------------------------------------------
        4180 La Jolla Village Drive, Suite 570 La Jolla, California 92037
------------------------------------------------------------------------------
          (Address of principal executive offices, including zip code)

     Registrant's Telephone Number, Including Area Code: (619)546-0550

                             ----------------------

   Securities registered pursuant to Section 12(b) of the Exchange Act: None

   Securities registered pursuant to Section 12(g) of the Exchange Act: None

                    Common Stock, $0.001 Par Value

Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |x| No
| |

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

State issuer's revenues for its most recent fiscal year :  NONE

The approximate aggregate market value of the registrant's common stock, held by non-affiliates of the registrant (based on the closing sales price of the Common Stock as reported on the Over The Counter Bulletin Board on March 26, 1999, was $303,752,507, excluding shares of common stock held by directors, officers and each person who holds

5% or more of the outstanding shares of common stock, since such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 26, 1999, 76,632,219 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE [IF INCORPORATING]

DOCUMENT                                     FORM 10-KSB REFERENCE

   N/A                                               N/A

ITEM 2.  ANNUAL REPORT ON FORM 10-KSB


     a.   TABLE OF CONTENTS

                                     PART I
     Item 1.          DESCRIPTION OF BUSINESS.........................................................................
     Item 2.          DESCRIPTION OF PROPERTIES.......................................................................
     Item 3.          LEGAL PROCEEDINGS...............................................................................
     Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................

                                     PART II
     Item 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS.............................................................................
     Item 6.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS.............................................................
     Item 7.          FINANCIAL STATEMENTS............................................................................
     Item 8.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE.............................................................

                                    PART III
     Item 9.          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                      PERSONS;  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....................................
     Item 10.         EXECUTIVE COMPENSATION..........................................................................
     Item 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT......................................................................................
     Item 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................
     Item 13.         EXHIBITS AND REPORTS 0N FORM 8-K................................................................

                                   SIGNATURES
                                  EXHIBIT INDEX

                                      3

Except for the historical information presented, the matters discussed in this Report include forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption "Business Risks" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

PART I.
ITEM 1.    DESCRIPTION OF BUSINESS

OVERVIEW

         USA Talks.com, Inc. (formerly SBB, Inc.), a Nevada corporation (together with its subsidiaries, the "Company"), is a development stage company which adopted its current name on July 29, 1998, following a corporate reorganization between SBB, Inc. and Alfine Corporation ("Alfine").
Pursuant to the reorganization and plan of merger, Alfine received 95% of the total issued and outstanding stock of SBB, Inc. Alfine, a development stage company formed in 1991, had commenced the development of an Internet-based long distance telephone network. In addition, Alfine holds the exclusive worldwide licensing rights for its Phonetic Speech Recognizer-TM- and Speaker Verification/Identification-TM-, as well as for certain audio compression technology.

         USA Talks.com's strategic objective is to market maintainable "toll quality" long distance telephone service for a flat monthly rate utilizing Internet Protocol ("IP") technology. The Company is building its own private IP network ("Inratranet") to implement its Voice-Over-Internet Protocol ("VOIP"). The Company's Intranet is a private network that acts like a dedicated circuit, but actually shares the circuit with multiple users and eliminates in large part the need for expensive (to install, maintain and use) fixed-to-point hard-wired private lines and switches. The USA Talks.coms Intranet is comprised of programmed software, not hard-wired circuits, which results in significant cost savings and a more flexible system for the transmission of information, including voice, video, data and fax.

         USA Talks.com commenced its marketing efforts in late February, 1999, and its prospective customers include small and large businesses and residential users, and resellers (customers who purchase the service at a reduced price and remarket it). USA Talks.com's nationwide network, expected to be completed by mid-1999, will provide high quality, easy-to-use Internet-based long distance telecommunications service offering unlimited use for a flat monthly rate. The technologies employed by the Company allow its customers to make telephone-to-telephone calls using simple, fast call placement with their existing telephone equipment or special software--no computer equipment is required.

         Operation of the network requires the installation of specialized equipment to be strategically located at sites selected to serve certain telephone markets. Such sites are known as Points of Presence ("POPs"). Those POPs serving broader geographical areas are referred to as "Super POPs". During the last half of 1998, the Company developed the California portion of its network through the installation of four POPs located as follows: San Diego (serving the greater San Diego area); Irvine (serving Orange County and the greater Los Angeles metropolitan area), San Jose (serving the greater San Francisco and San Jose area); and Sacramento (serving the greater Sacramento area).

         Presently, the Company is in the process of installing five Super POPs to enable it to offer nationwide service. These five Super POPs are being located as follows: Houston (serving several south-central states):
Atlanta (serving the southeastern United States, except Florida); Tampa (serving the State of Florida); New York

(serving the northeastern United States); and Chicago (serving the central United States). These Super POPs will service both out-bound (destination) and in-bound (origination) calls. Upon installation of the five Super POPs, it is anticipated that approximately 80% of the population of the continental United States will be able to make a long distance telephone call to anywhere within the continental United States by mid-1999.

         USA Talks.com has contracts with Williams Co. to provide fixed-cost Internet service between POPs. The Company also has contracts with certain competitive local exchange carriers ("CLECs") to deliver calls to the destination telephone and to allow for overflow traffic when needed.

THE COMPANY'S TECHNOLOGY

     INTERNET BACKGROUND

         The Internet is a worldwide array of computers electronically linked with millions of public computer networks and private computers.
Originally, the Internet was developed by government agencies for the transmission of encripted information, and later evolved into use by academic institutions to exchange data, publish research, and send and receive e-mail. In today's world, the wide-spread proliferation of personal computers with easy-to-use communication devices; the availability of user-friendly interface software; and the ever-expanding accessibility of more diverse worldwide networks, combine to allow heretofore inexperienced users to access the Internet with ease, thus producing rapid growth in the number of Internet users. The Internet, coupled with computer-driven graphics and creative multimedia capabilities, has become the new mass communications medium that has emerged into the "World Wide Web." In addition, the reduced cost of communicating over the Internet provides individuals and organizations with a new means to educate, exchange ideas, and conduct business.

     TELECOMMUNICATIONS AND THE INTERNET

         Traditional telephone networks, known as the Public Switched Telephone Network ("PTSN"), are circuit-switched networks that have been optimized for real-time voice communications with a maintainable high quality standard for long-distance calls, referred to as "toll quality," for sound transmitted by analog signals. As a telephone call is initiated, the dedicated hard-wired circuit is established between the calling party and the destination party. This type of call requires a dedicated hard-wired circuit and bandwidth to provide the electronic impulses making up the analog signal and to allow them to follow in a linear sequence, much like automotive traffic on a single lane road. When using IP, the transmitted signal is a digital signal made up of compressed individual data packets, each directed to the same destination, but not necessarily following one another, nor taking the same route. This technology makes more efficient use of the bandwidth to transmit multiple calls and is much less capital intensive, thus allowing an Internet Service Provider ("ISP") to transmit calls at much lower costs than regular PSTN telephone calls.

         The Internet is a communications network that has historically been used for applications where a variable quality is acceptable, such as e-mail and data file transfers. For applications where real-time interaction is not necessary, such as e-mail, the electronic order in which the data packets arrive or the delay between delivery of the data packets is unimportant. However, real-time applications, like Internet telephony, downgrade when there are long delivery delays between data packets. Traditional Internet transmissions have often not met the high standards for sound transmitted on the PSTN. USA Talks expects to maintain the "toll quality" of voice sound with its Intranet, utilizing proprietary routing to transmit long distance-telephone calls.

     PRIVATE NETWORK ARCHITECTURE

         To facilitate providing a low-cost, high quality telephone service, the Company has chosen to use the VOIP technology for its network infrastructure now under development nationwide. Given the recent advancements made in voice compression algorithms and Digital Signal Processors ("DSPs"), the overall quality of the network is expected to maintain the "toll quality" of the PSTN.

         The Company's Digital Voice Gateway ("DVG") platform, which utilizes equipment manufactured by Franklin Telecommunications, Inc., converts voice signals originating locally by telephone into IP digital data packets using a DSP and ancillary software located at each POP. The DVG platform compresses the speech and converts it into digital message packets transmitted by the Company's Intranet network and commercial high-speed router owned by an ISP under contract, directing the packetized data to and from other inter-connected DVGs. The Company's private IP network and infrastructure of DVGs are also connected to selected CLECs under contract with the Company, thereby allowing the delivery of the reconstructed voice transmission to the destination telephone.

     The DVG platform, therefore, provides for a connection between the calling party and the destination party using the Company's private Intranet and the PSTN. The destination telephone number is automatically matched to an IP address. The private IP network routes the call to a DVG connection that is continuously "on" at all times and immediately terminates each call at the intended location. The intended result is that the telephone-to-telephone consumer will be using VOIP without realizing it.

         The development of the Company's Intranet will provide its customers with a maintainable quality VOIP telephone service as compared to the PSTN. The overall effectiveness of USA Talks.com's DVG platform is primarily attributable to seven primary factors:

     1. The Company's private IP-based configuration of equipment, lines and services is under the sole control of USA Talks.com and its vendor service companies;

     2. Industry relationships developed by one of the Company's consultants have enabled USA Talks.com to enter into favorable fixed-rate contracts with its ISPs CLECs, and certain other service providers.

     3. The Company has proprietary contracts with its ISPs limiting the latency factor to ensure maintainable "toll quality" voice telephone communications; and

     4. The use of high-speed DSPs for voice compression and advanced algorithms allow for the transmission of highly compressed voice while maintaining the quality that the consumer expects;

     5. Affordable, off-the-shelf technology is now available that allows the simple integration of the PSTN, voice compression systems, and, in turn, the Company's private IP network;

     6. The Company's proprietary routing, strategic location of POPs and minimum usage of the PSTN; and

     7. The customer is not required to have any special hardware or software, but simply needs a telephone, eliminating the need for any additional interfacing equipment or software.

         Thus, the Company's soon to be available nationwide private IP network and VOIP long-distance telephone service has a number of advantages over the PSTN and the public Internet: low-cost, flat-rate monthly charges, voice quality, and ease of use establishes a basis for a new and innovative market, namely long distance VOIP. By deploying a private IP-based network, such as the Company's DVG network, and proprietary routing for better service and lower cost, the Company's long-distance service should be highly competitive. In addition, there are significant cost reductions due to the advantages of lower capital investment and the efficiency and hence reduction in bandwidth (transmission) costs. Further, due to the seamless integration of the PSTN and IP networks such as the Company's DVG network, IP telephony services can be provided to customers without the customer's direct awareness of the technology involved. In the future, other enhancements such as voice recognition and speaker verification can be made via phone-to-phone connections through IP telephony gateways.

MARKETING AND SALES STRATEGIES

     EMERGING INDUSTRY

     The Internet telephony industry is rapidly emerging as an acceptable voice communications platform as a result of technological innovations and advancements in VOIP applications. According to Probe Research, revenues for the Internet telephony business are expected to grow from $200 million in 1998 to nearly $5 billion by the end of 2002, representing an annual growth rate in excess of 100%. The projected revenue growth is attributable to several consumer-driven factors including lower costs and improved quality of service, and reflecting, in the near future, the ability of a single service provider to integrate voice, data and video transmissions. Other standard office automation features are expected to be added, such as caller ID, conference calling, call waiting, and voice mail.

     The ability to transmit voice over data networks using IP technologies has forced traditional telecom network carriers relying on more expensive switch-based infrastructures to reconsider their long-term operating strategies. Upgrading of traditional networks is undesirable since it would require significant additional expenditures which would have to be depreciated over a relatively short period due to obsolescence. The other alternative for these mega-carriers is to lower selling prices on their higher fixed-cost operating platforms, resulting in substantial margin reductions.

     IP networks avoid this dilemma by eliminating the need for expensive hardware configurations, substituting less expensive software solutions where the intelligence is imbedded in the software, and can easily be modified. IP network software solutions eliminate the need for the very substantial hardware costs traditionally incurred in the telecommunications industry since inexpensive (and unintelligent) generic hardware can be used on the IP network in place of "smart" but capital-intensive circuit-switched hardware.

     Competition between the various providers of long-distance telephone services is already intense, but the Company believes that a pricing plan offering a low fixed monthly charge will meet with significant consumer acceptance. USA Talks.com's appealing flat-rate pricing structure, its private network capabilities developed to offer VOIP, with its lower capital requirements and operating costs, and its intention to deliver maintainable "toll quality" sound, with telephone-to-telephone long-distance service, should make the Company's service highly competitive in what is one of the largest industries worldwide.

     MARKET AWARENESS

         Since the Company knows of no other long-distance providers that are offering comparable services over a private, high-quality network, with a flat-rate pricing structure, its marketing efforts will be straightforward. Initially, the efforts will be geared to increasing the level of awareness of USA Talks.com's long-distance services and thereby establishing a strong brand name for its services. These efforts will be directed toward the full spectrum of telcom customers, including small office and home office ("SOHO") users, residential customers, medium and large-sized businesses, resellers, and specialized industry groups.

     MARKETING AND DISTRIBUTION

         USA Talks.com's distribution plan is designed to make fixed-charge communications services readily available to the general public through channels that can distribute cost-effectively its services. Maintainable high quality of calls and excellent customer services, will be paramount.

     DISTRIBUTION STRATEGY

         To address the economies in today's marketplace, and to address the specific purchasing preferences of the targeted market segments. USA Talks.com has designed a targeted distribution concept based upon three types of traditional sales channels: (1) telemarketing ("telesales"), both inbound and outbound, including utilizing outsource telemarketing centers under contract and managed by the Company; (2) direct sales, including major account teams and corporate account teams, and agent sales conducted through independent agents operating on a face-to-face basis; and (3) independent resellers. Each USA Talks.com distribution channel will target one or more specific market segments as shown below:


   PURCHASING CHARACTERISTICS:
  ----------------------------------   ----------------------------------   --------------------------------------------
  MARKET SEGMENT                       CHANNEL                              PROFILE/NEEDS
  ----------------------------------   ----------------------------------   --------------------------------------------
  Business Corporate (Large)           Corporate    Account   or   Major             Vast product knowledge



                                       Account Team                                  Industry expertise
                                                                                     Strategic selling
                                                                                     Relationship selling
                                                                                     Personal service
                                                                                     Full range of products
  ----------------------------------   ----------------------------------   --------------------------------------------
  Business (Small to Medium)           All Channels                                  Up-to-date sales staff
                                                                                     Competitive pricing
                                                                                     Wide range of products
                                                                                     Convergent billing
  ----------------------------------   ----------------------------------   --------------------------------------------
  Residential (Large consumer)         Agents, Resellers, Telesales,                 Wide array of easy-to-use products
                                                                                     Competitive pricing
                                                                                     Customized solutions
  ----------------------------------   ----------------------------------   --------------------------------------------
  Residential (Small consumer)         Agents, Resellers, Telesales                  Standard products
                                                                                     Convenient services
                                                                                     Competitive pricing
  ----------------------------------   ----------------------------------   --------------------------------------------


    TELEMARKETING ("TELESALES")

         USA Talks.com's telesales channel will primarily target small to medium-sized business with less than 50 employees and residential users. In order to facilitate rapid growth, the Company will complement its telesales channel with an aggressive advertising effort via print media and radio and television.

         Outbound telesales has the capability of covering a broad geographic area yet is flexible enough to permit target marketing in specific locations to customers with particular demographic profiles. Inbound telesales gives potential USA Talks.com customers the ease of reaching a trained professional representative through the toll-free number, 877 USA-FLAT (877 872-3528). The representative can assist with any questions and the registration of the new customer. Additionally, it serves as the focal point to receive responses to all print, radio and television media advertising.

         Only well-trained proven professional telemarketing centers that have previously had success in selling long-distance telephone products and services will be relied upon in the telesales activities. The compensation of telemarketers is performance-based and will be tracked closely for desired results. All new USA Talks.com customers are registered on-line using a comprehensive order-entry system. This allows for accurate "real-time" information for the activation of the customer into the USA Talks.com network and the related servicing of new customers.

         The Company has contracted with Unlimited Long Distance, Inc. ("ULD"), an established telemarketing company, for a one-year term to conduct the USA Talks.com's telesales program under the Company's direction. ULD began training several telemarketers in early February, 1999, and on February 27, 1999 it began actual telesales activities. As of March 29, 1999, as a result of ULD's telesale activities, the Company had been informed, that in excess of 9,000 new customers have subscribed generating approximately $1.1 million dollars in gross revenue, of which a major portion is attributable to non-recurring one-time sign-up fees.

     DIRECT SALES

          MAJOR ACCOUNT SALES TEAM


         This group will target Fortune 500 corporations, institutions and government accounts. The emphasis for these salespeople will be on large and specialized application sales, including voice, data and ISP solutions. They will offer tailor-made communications solutions at competitive pricing and offer a high level of account servicing. Sales engineers will support the sales team in a joint effort to deliver to its accounts lower cost, and maintainable long-distance service.

          CORPORATE ACCOUNT SALES TEAM

         This group will target businesses with less than 50 employees to obtain and retain small to medium-sized commercial accounts within a defined geographic territory.

     AGENTS

         USA Talks.com intends to create a network of exclusive and non-exclusive agents, targeted to specific market segments and niches in a defined territory. Acting as a communications consultant, agents will help enhance industry presence, promote brand recognition, and educate consumers on the benefits of the Company's services

         The Company intends to pursue a rigorous agent selection process in an effort to ensure that its agents have the capability to service their customers professionally. The main criteria are that the agents have strong local relationships and have successful past experience in marketing communications products and services. USA Talks.com will provide its agents with sufficient material and resources to develop and grow their business.

     RESELLERS

         A reseller is an independent marketer that purchases services from USA Talks.com at wholesale prices and then resells them at a mark-up, as compared with agents who sell the services at their retail price and receive commissions. The reseller can offer its own unique pricing plans to end users, employ many different distribution channels, billing methods and customer service approaches, and bundle together different types of services, thus differentiating its business from that of USA Talks.com.

     BRAND RECOGNITION

         While the objective in the short term is to quickly penetrate targeted niche markets within selected geographic territories, the long-term plan is for the Company to shift from direct selling to mass media communications. Development of a strong brand name in the United States will facilitate USA Talks.com's opportunities to penetrate foreign markets.

     FOREIGN MARKETS

         Expansion of the Company's private IP network outside the continental United States is not expected to occur until the early part of the year 2000, and will depend upon the availability of adequate capital and qualified personnel.

COMPETITION

         The market for Internet telephony services is expected to be extremely competitive. USA Talks.com believes that its long-distance service will be competitive because of its voice quality, nationwide availability of service, flat rate monthly pricing policies, capacity, and the security of its private IP infrastructure. While there are competitors offering IP services which permit voice communication between two parties simultaneously connected to the Internet, to the best knowledge of the Company, these competitors' services require their customers to use multimedia PCs or other specialized equipment, including identical IP software products. Current product offerings include VocalTec's Internet Phone, QuarterDeck's WebPhone and Microsoft's NetMeeting. In addition, a number of large, well capitalized companies, such as AT&T, MCI, Sprint, LDDS/WorldCom, Excel, Qwest, Cisco, Intel, Lucent, Nortel, and Dialogic, have announced their intentions to offer a variety of services that are expected to facilitate communications over the Internet. These companies, as well as others, including the hardware and software manufacturers of products employed in the telecommunications industry, may develop products and services that compete with USA Talks.com in the future. Certain of these entities are significantly better financed than USA Talks.com and already enjoy a greater market share and control than the Company. Also, other companies may wish to inter the Internet telephony industry, and may develop technology and marketing strategies that would compete with USA Talks.com.

         USA Talks.com knows of no other competitors to date that are offering a product similar to its telephone-to-telephone, flat rate "all you can talk", maintainable "toll quality" long-distance service. Most long-distance competitors are deploying their networks to simply provide customers with cheaper dial tone than the PSTN. Unfortunately for the customer, many ISPs oversell their services, route calls over the public Internet, use inadequate
IP telephony software, and charge based upon an unpredictable and variable cents-per-minute.

The result is less than satisfactory quality of voice transmission (due to latency, echo and dropouts) and variable monthly billing. USA Talks.com's private IP network is a managed network coupled with proprietary routing technology to ensure high quality of sound, dependable ordinary telephone-to-telephone service, and a predictable flat monthly rate.

GOVERNMENT REGULATION

     The Federal Communications Commission (the "FCC") encourages the development of enhanced telecommunication services as well as Internet-based services by keeping such activities free of unnecessary regulation and government influence. Specifically in the area of use of the Internet for telecommunications use of the Internet, the FCC has established a "hands off" policy and has no plans (of which the Company is aware) to regulate most online Internet services under the general rules that apply to telephone companies. This approach is consistent with the passage of the Telecommunications Act of 1996 ("1996 Act") which expresses a Congressional intent "to preserve the vibrant and competitive free market that presently exists for the Internet and other interactive computer services, unfettered by Federal or State regulation."

     The FCC has continually refrained from regulating value-added networks ("VANs"), software or computer equipment that offer customers the ability to transmit data over telecommunications facilities. By definition, VAN operators purchase or lease transmission facilities from "facilities-based" carriers and resell them with data packet transmission and protocol conversion services. Under current rules, such operators are excluded from regulations that apply to "telecommunications carriers" under Title II of the Communications Act.
The FCC's long-standing position was recently reaffirmed in its February 26, 1999 ruling that enhanced services, including Internet services, will remain exempt from interstate charges.

     Subsequent to the 1996 Act, the FCC has been reviewing many of its past decisions to determine whether the common carrier regulations, apply to the transmission and reselling telecommunications facilities used to provide telecommunications services, or are they part of an "enhanced" or information service package, which would make the regulations inapplicable. The Company believes that the FCC will continue to interpret its rules so that IP protocol conversion gateways, proprietary routing procedures, and interconnectivity will qualify for the exemption classifications for Internet services. If the Company is correct, it would not be required to contribute to federal universal service funding mechanisms. There is no assurance, however, that telecommunication-enhanced services, including Internet services, will remain exempt from interstate charges or regulation.

ITEM 2.   DESCRIPTION OF PROPERTY

     PROPERTIES

      The Company occupies leased facilities in La Jolla, California providing office space for the corporate administrative operations, engineering, Internet services, and marketing activities. The facility is 5,730 square feet, with a monthly lease rate of $10,027, expiring on April 30, 2000. The Company is currently negotiating for an additional 5,000 square feet of office space.

ITEM 3.   LEGAL PROCEEDINGS

PENDING OR THREATENED LITIGATION, CLAIMS OR ASSESSMENTS (EXCLUDING UNASSERTED CLAIMS AND ASSESSMENTS):

     SEC INVESTIGATION. By Order dated January 29, 1999, the United States Securities and Exchange Commission ("SEC") issued an Order Directing a Private Investigation of the Company. The investigation concerned whether in connection with an offer for or purchase or sale of the Company's securities certain persons or entities, including the Company, may have violated the securities laws. The possible violations included, but were not limited to, making false or misleading statements of material fact or failing to disclose material facts about the status and extent of the business operation of the Company. Thereafter, the SEC temporarily suspended the over-the-counter trading of the securities of the Company. The temporary suspension was effective on January 29, 1999 and terminated on February 11, 1999. The suspension occurred according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of the Company's business operations. The temporary suspension ended on February 11, 1999, but the SEC is continuing its investigation of the Company.

     TRENDMARK LITIGATION. The Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee on February 5, 1999. We have reached tentative agreement with TrendMark to settle this dispute. We have been asked to prepare the Settlement Agreement, and have circulated a drafts to the Company and counsel for TrendMark. There are several issues that remain to be resolved with respect to the specific terms of the proposal settlement and we cannot provide any assessment of whether this matter will be resolved on the proposed terms, if at all.

     JAMES V. RIBELLINO, JR., ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. USA TALKS.COM, INC., ALLEN J. PORTNOY, WILLIAM H. ERVINE AND JACK
C. ALEXANDER, USDC Case No. 99 cv 0162K (JAH), filed January 29, 1999.

     ROBERT ALLEN AND ANGELIQUE L. SALIBA, ON BEHALF OF THEMSELVES AND ALL OTHERS SIMILARLY SITUATED V USA TALKS.COM, INC., ALLEN J. PORTNOY, WILLIAM H. ERVINE AND JACK C. ALEXANDER, USDC Case No. 99 cv 0171 R (AJB), filed February 1, 1999.

     CHRIS BRATCHER, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED
V. USA TALKS.COM, INC., ALLEN J. PORTNOY, WILLIAM H. ERVINE AND JACK C. ALEXANDER, USDC Case No. 99 cv 0315 IEG (JAH), filed February 23, 1999.

     WILLIAM LUBIN, ON BEHALF OF HIMSELF AND ALL OTHERS SIMILARLY SITUATED V. USA TALKS.COM, INC., ALLEN J. PORTNOY, WILLIAM H. ERVINE AND JACK C. ALEXANDER, USDC Case No. 99 cv 0239 K (RBB), filed February 10, 1999.

     KATHLEEN M. WOOD, INDIVIDUALLY AND ON BAHALF OF A CLASS OF OTHERS SIMILARLY SITUATED AND BARRY B. GAUFMAN, INDIVIDUALLY AND ON BEHALF OF A CLASS OF OTHERS SIMILARLY SITUATED V. MINOLTA CORPORATION, ET AL. LASC Case No. BC 199397, Filed February 24, 1999

     This case is against 26 named defendants including the Company, individually and on behalf of two defendants' classes similarly situated. The compainants allege unlawful sending of unsolicited advertisements to telephone facsimile machines for which they seek injunctive relief and for each violation the higher amount of their actual monetary loss or $500. They further allege unlawful sinding of faxed documents without listing certain required information for which they seek injunctive relief, payment of penalties and attorney's fees. They also allege that the defendants' actions constituted unfair competition entitling them to both injunctive relief and additional damages.

     These cases involve essentially identical alleged securities class action lawsuits against the Company and its officers filed in the U.S. District Court for the Southern District of California. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of an alleged class persons who purchased the Company's common stock from November 24, 1998, through January 28, 1999. The complaints allege defendants made false or misleading statements and omitted to state material facts necessary to make other representations not misleading concerning the Company's products, their capabilities and the roll out schedule for those products. The complaints were filed immediately after the Securities and Exchange Commission temporarily suspended trading in the Company's stock.

     The last day to respond to the first filed complaint is April 5, 1999. However, plaintiffs have agreed to defer defendants' last day to respond to the complaints until 45 days after a lead plaintiff is designated by the court pursuant to the Private Securities Litigation Reform Act of 1995.

     JOHN REMILLARD. On January 8, 1999, the Company received a letter threatening litigation for counsel for claimant John Remillard. Mr. Remillard claimed that the Company made misrepresentations and breached duties owed to him in connection with his decision to sell back stock to the Company in connection with a June 1998 settlement agreement between Mr. Remillard and the Company. On January 15, 1999, the Company, through outside counsel, responded in writing denying the allegations. No lawsuit has been filed. The Company intends to defend any claims or litigation which arise out of this dispute.

As to the foregoing pending or threatened litigation, the ultimate resolution of these matters is subject to the uncertainties inherent in legal and administrative proceedings. Accordingly, the Company cannot determine whether any of these matters will have a material effect on the Company's results of operation, liquidity or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS (SEE S-B 201 AND 701]

     The Company's Common Stock is traded on the OTC Bulletin Board under the symbol USAT. The following table sets forth the range of high and low bid quotation per share for the Common Stock as reported by the OTC Bulletin Board during the calendar years indicated. The bid price reflects inter-dealer prices and does not include retail mark-up, markdown, or commission. The prices also reflect the 4:1 stock split which are effective February 1, 1999.


 LOW                                                             HIGH
 ----                                                            ----
 N/A         1998 First Quarter.............................      N/A

 N/A             Second Quarter.............................      N/A

$.63              Third Quarter.............................    $1.50

$.63             Fourth Quarter.............................    $4.56

     The Company has never declared or paid a cash dividend on its Common Stock and does not expect to pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS [SEE S-B 303]

THIS SECTION OF THIS REPORT ON FORM 10-KSB CONTAINS, IN ADDITION TO HISTORICAL INFORMATION, FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This commentary should be read in conjunction with the Financial Statements and accompanying notes for a more complete understanding of USATalks.com's financial position and results of operations.

FORWARD-LOOKING INFORMATION

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such statements reflect the current view of the Company regarding future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.
NOTE: All
securities (common stock, options and warrants) are restated to reflect the 4 for 1 stock split effective 2/1/99.

STATEMENT OF OPERATIONS DATA

                                             For the Years Ended December 31,
                                                  1998                1997
                                                  ----                ----
Operating expenses:
    Legal                                   $   111,519          $   274,220
    Selling, general and administrative       3,853,153              767,588
    Research and development                  1,276,811              627,421
    Salaries and other compensation             835,199              177,750
                                            -----------          -----------
        Total operating expenses              6,076,682            1,846,979
                                            -----------          -----------
Loss from operations                         (6,076,682)          (1,846,979)
                                            -----------          -----------
Other income (expense)
    Interest income                               6,108                  711
    Interest expense                            (28,014)             (15,783)
                                            -----------          -----------
        Total other income (expense)            (21,906)             (15,072)
                                            -----------          -----------

Net loss before provision for income taxes   (6,098,588)          (1,862,051)

Provision for income taxes                          800                    -
                                            -----------          -----------
Net loss for the year                       $(6,099,388)         $(1,862,051)
                                            -----------          -----------
                                            -----------          -----------
Basic loss per common share                 $     (0.11)         $     (0.04)
                                            -----------          -----------
                                            -----------          -----------
Average common shares outstanding            57,444,039           48,473,153
                                            -----------          -----------
                                            -----------          -----------

BALANCE SHEET DATA

                                                 As of December 31,
                                                1998             1997
                                                ----             ----
Cash                                        $4,338,438        $ 112,314
Total current assets                         4,352,860          124,817
Total assets                                 8,419,698          167,563
Total current liabilities                    4,808,083          549,366
Shareholders' equity (deficit)               3,611,615         (381,803)
Total liabilities and shareholders equity    8,419,698          167,563

1998 COMPARED WITH 1997

     USATalks.com, Inc. is a development stage company that had no revenues for the reporting periods ended December 31, 1998 and 1997. Net losses for 1998 and 1997 were $6.1 million and $1.9 million, respectively. Of the total loss in 1998, $2.1 million or 35% was attributable to consulting fees ($1,276,811) and salaries and wages ($835,199). These operating expenses were incurred to fund on-going research activities on core technologies; the design of the nationwide network, including contract negotiations with equipment and service vendors as well as with CLECs and other carriers; and business management and administration of the various corporate activities, including efforts to raise capital to execute the Company's strategic plan to design and build a national network, thereby enabling it to compete in the long-distance telephone service market in 1999. Of the total loss, $1,079,848 or 17% was incurred in large part to support office administration activities attendant to the Company's on-going efforts to deploy and test its California IP network, a beta test site operated on a "no fee" basis through year-end. (There were approximately 60,000 test calls made from the middle of October to December 31, 1998.) Finally, $2.9 million of the $3,853,153 selling, general and administrative expenses, or 48% of the $6.1 million loss in 1998 was due to a non-cash charge to the Company relating to the issuance of warrants that entitle the holder(s) to purchase 6,764,000 shares at $.015 per share. These warrants were issued to consultants of the Company in consideration of their services rendered in connection with a corporate reorganization with SBB, Inc. consummated July 29, 1998.

     Substantially all expenses accounting for the $1.9 million loss in 1997 were also developmental in nature and included salaries, consulting fees and office-related support activities totaling $1.6 million; legal expenses accounted for substantially all of the $274,220 balance. In 1997, development expenses were incurred primarily to continue development of proprietary speech-based technologies, whereas in 1998 the focus on the VOIP project, with the further development of speech recognition and speaker identification being of lesser concern.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $1.7 million for the year ended December 31, 1998. Capital expenditures consumed another $3.1 million, all of which was used for equipment purchases and installation costs for the build-out of the Company's private national VOIP network. As of year-end, approximately $2 million in equipment purchase and installation costs were in accounts payable and made pursuant to purchase orders with the Company's primary equipment and service suppliers. Cash on hand at the end of 1998 was $4.3 million.

         In order to meet its scheduled build-out and implementation dates over the next 12-month period, the Company plans to expend additional capital for the construction of its private IP network at the rate of approximately $1 million per month (or, subject to the availability of capital resources, $3 million under a more accelerated plan), or an estimated $12 million in 1999 (or, subject to the availability of capital resources, $36 million under a more accelerated plan). In addition, the Company will incur additional operating losses of as much as an estimated $5 million. A substantial portion of the operating loss projected in 1999 will result from selling and general and administrative expenses, including staff salaries and the cost of consulting services required to oversee the network installation prior to generating revenues in each new area served. The Company estimates that revenue generation in any particular service area will follow the initiation of service by at least 30 days. In addition, substantial operating expenses will be incurred to lease bandwidth with sufficient capacity to serve what is expected to be a rapidly growing residential subscriber and commercial client customer base, for which on-going operating expense also will precede revenue generation. Working capital requirements are limited as the service is extended to the majority of customers on a prepaid basis, requiring no investment by the Company in trade accounts receivable.

         During 1998, the Company completed $9.0 million in private Debt and equity financing and another $6.0 million has been received since year-end. Approximately $10-15 million in additional capital is needed to fund the Company's planned capital investments and budgeted operating losses in 1999. The Company anticipates that the required funds will be obtained through the sale of additional equity securities, debt financing and/or equipment lease arrangements. However, the Company's ability to raise capital has been adversely affected by the trading suspension invoked upon it by the SEC from January 29, 1999 through February 12, 1999 and may be affected by certain pending class actions. The on-going SEC investigation may further hinder the Company from attracting new equity investors and lenders, and there is no assurance that capital can be raised through further equity sales, new credit facilities or other financing on terms that will be acceptable to the Company.

         Nonetheless, the Company believes it will be able to obtain the required capital from the subsequent sale of equity or through new debt based upon the strong continuing interest of prospective private investors. This interest in the Company is driven by the sound business fundamentals underlying its VOIP long-distance service, high profit margins and strong consumer demand for a low-cost, flat-rate long-distance telephone service. Furthermore, once profitable, the Company will be able to generate substantial capital from on-going operations for investment in its expansion, which will be accelerating.

BUSINESS RISK FACTORS

         With the exception of historical facts, the statements in Management's Discussion and Analysis of Financial Condition and Results of Operations are forward-looking statements based on current expectations that involve risks and uncertainties. USATALKS.com wishes to caution the reader that the following important factors, and those factors described elsewhere in this report, could affect the Company's actual results, causing such results to differ materially from those expressed in any forward-looking statement contained in this report.

     QUALITY OF VOICE COMMUNICATIONS -

         Generally, VOIP has produced to date a telephone call of inferior sound quality, often the result of utilizing the public Internet for transport. The expectation of the Company is that its private network and direct routing methodologies will result in a reliable, "toll quality" call. There is no assurance, however, that the quality of call will readily meet with market acceptance, although the Company's expectation is that its private network will deliver consistently call quality that will meet the demands of commercial and residential users.

     COMPETITION -

         The Company anticipates intense competition will develop over time as consumer acceptance levels for VOIP long-distance telephone service rise. To a large extent reliable voice quality depends upon the commitment by traditional equipment makers to improve Internet phone technologies and develop better telephony products designed specifically to serve the VOIP users. At present, AT&T is experimenting with its own Internet telephony operation; Sprint and MCI WorldCom are not offering VOIP calls at this time.

While historically, competition in the telecommunications industry has been keen, the Company believes it has a window of opportunity to become the VOIP market leader, differentiating itself on the basis of its high-quality private network and proprietary routing methodologies, commitment to excellence in customer service, and first-to-market advantage. Further, the Company believes its proprietary technologies, if and when fully deployed, will provide additional competitive advantages.

     REVENUE GENERATION -

         Once the initial phase of the national network is operational in May 1999, the monthly cash "burn rate" will be approximately $600,000, $400,000 in monthly network costs and $200,000 in monthly general and administrative expenses. Accordingly, early success in marketing to produce sales revenues to offset these on-going fixed costs will be critical to preserving capital and facilitating an ensuing accelerated rollout of an expanding network.

     ADHERENCE TO OPERATING STANDARDS -

         The challenge for the Company will be to develop an organizational and operations plan for its own business processes that can accommodate the anticipated rapid growth in its customer base. Management's resource planning will be critical, therefore, to the Company's success, as growth must be controlled to avoid any degradation in call quality or customer service levels.

     INTEROPERABILITY -

         Interoperable VOIP hardware devices are compatible with the devices and services of multiple vendors and can be integrated into a generic network, ensuring multiple sources and high quality. This is a significant factor among expansion considerations, since any device integrated into the Company's private network needs to have versatility in functionality. The Company's existing VOIP hardware provider does not meet the Company's long-term standard for interoperability and, therefore, places certain limitations on the Company's ability to quickly adopt new vendor equipment of greater PRI capacity for handling high-level call volumes. If the Company were to opt for the more efficient high-density equipment, these enterprise-level assets can be re-deployed to larger commercial accounts for their intra-company telecommunications needs. This matter of interoperability therefore, is being factored into a current study by the Company for it to enable both a carrier class national network as well as enterprise level service offerings.

     FIXED V. VARIABLE RATE CONTRACTS FOR CALL TERMINATION -

         By far the greatest element of transport cost for any national long-distance provider is the cost to terminate calls of long-distance providers that are charged by the LECs and ILECs that control the local service areas. Accordingly, the risk level to the Company decreases as the percentage of fixed-rate contracts for call termination increases. This is the case because the Company's service is provided to the consumer on an "all-you-can-talk" basis for a set fixed fee, yet call utilization rates, or the average minutes per call, is expected to rise compared with those utilization patterns associated with variable rate, or cents per minute pay plans. The objective, therefore, is for the Company to enter into as many flat-rate CLEC contracts as possible for call termination. To the extent the company does not increase favorably its mix of fixed cost contracts as is planned, margins may also be negatively impacted.

     NEW LEGISLATION -

         At present, the Company knows of no new legislation or regulations that would interfere with projected operating margins or the ability of USATalks.com to freely market its telephone services over the Internet. In a February 26, 1999 ruling, the FCC maintained its "hands off" policy regarding regulation of the Internet and affirmed its policy that enhanced services, including the Internet specifically, will remain exempt from interstate charges.

OTHER MATTERS

PROPRIETARY TECHNOLOGIES -

         At present, USATalks.com has not fully integrated its voice recognition, voice verification and voice compression technologies into its VOIP long-distance service. The objective is to have full integration of voice recognition and voice verification in 1999; further research and development will be required to take full advantage of the Company's proprietary compression technology.

PURCHASE OF TWO PATENTS ON COMPRESSION TECHNOLOGY

Subsequent to December 31, 1998, pursuant to an Agreement and Plan of Reorganization under investigation between USA Talks.com, Inc. and Compression Technologies, Inc. ("CTI"), a Texas corporation, the Company will acquire all of the assets and liabilities of CTI in exchange for approximately 3,780,000 shares of the Company's common stock and $900,000 in cash. As of March 29, 1999, approximately 70% of the holders of CTI's issued and outstanding shares have submitted proxy statements approving the reorganization. The only known assets of CTI are two patents on compression technology that the Company believes have significant value. There are no known liabilities. Two of the Company's officers/directors and their affiliates own an aggregate of 1,056 shares of CTI representing approximately 13% of the total issued and outstanding shares of CTI.

ITEM 7. FINANCIAL STATEMENTS

                           TABLE OF CONTENTS

                                         USA TALKS.COM, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                                     CONTENTS
                                                            DECEMBER 31, 1998

-----------------------------------------------------------------------------

                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                       F-2

       Consolidated Statements of Operations                            F-3

       Consolidated Statements of Shareholders' Equity (Deficit)       F-4 - 5

       Consolidated Statements of Cash Flows                           F-6 - 7

       Notes to Consolidated Financial Statements                      F-8 - 24


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 10(a) OF EXCHANGE ACT

     The directors and executive officers of the Company are as follows:

     NAME                        AGE        POSITION
     ----                        ---        --------
     Allen J. Portnoy            72         Chief Executive Officer and Director
     William H. Ervine, Jr.      52         President and Director
     Stephen A. Storey           49         Chief Operating Officer and Director
     Max Spencer Kissell         50         SVP of Corporate Affairs and Director
     Jack C. Alexander           65         Chief Financial Officer

     Allen J. Portnoy is Chief Executive Officer of USA Talks.com, Inc. Prior to his responsibilities at USA Talks, Inc. Allen Portnoy's career included founding and running several public companies. Mr. Portnoy founded and served as the Chief Executive Officer of Permaneer Corporation. In 1974 Allen Portnoy purchased Defiance Screw Machine Company, Defiance Ohio. From 1979 to 1985 Mr. Portnoy held the positions of founder, Chief Executive Officer and President of Spartech, Inc. From 1992 to 1996 Allen Portnoy served as Chairman of Compression Technologies, Inc. From 1991 to 1998 Mr. Portnoy held the position of Chairman of the Board of Directors and Chief Executive Officer of Alfine Corporation, the predecessor to USA Talks.com.

     William H. Ervine, Jr., is President of USA Talks.com, Inc. Prior to working for USA Talks, William Ervine was actively engaged in the private practice of law. From 1975 to 1979 he was a partner in Banister, Ervine & Loeffler, Kerrville, Texas, a firm specializing in civil litigation. From 1992 to 1996 William Ervine served as President of Compression Technologies, Inc. From 1991 to 1998 Mr. Ervine held the position of President and Director of Alfine Corporation, the predecessor to USA Talks.com, Inc.

     Stephen A. Storey is Executive Vice President and Chief Operating Officer. Formerly, he was President and CEO of a nationwide wholesale distribution operation in a development-stage company, executing a consolidation strategy within its industry. Prior to that he was Executive Vice President of Finance and Development for Patient First Corporation, an owner and manager of health care facilities developed under operating agreements with Johns Hopkins Health System (MD) and Trigon BCBS (VA). He also held the position of Vice President and Chief Financial Officer of Kellam Companies, wholesale distributors of petroleum products and operators of a start-up retail chain of convenience stores. Mr. Storey was with KPMG Peat Marwick for five years in Miami and Raleigh and was a Certified Public Accountant in both Florida and North Carolina.

     M. Spencer Kissell is Senior Vice President of Corporate Affairs and oversees Investor Relations and Public Communications. Formerly, he was Senior Trust Officer for Bank of the West, San Angelo Texas and Senior Vice PResident and Trust Department Manager for Texas Commerce Bank, San Angelo, Texas, as well as service as an advisory director to the board. As a private businessman, he has also been involved with oil and gas interests in the Southwest US. Mr. Kissell has many years experience personally managing estates and trusts for high net worth individuals and is conversant on matters relating to private and public investments in securities.

     Jack C. Alexander was appointed Chief Financial Officer of USA Talk.com, Inc. in 1998. In 1997, Jack Alexander was Corporate Controller of Alfine Corporation. From 1962 to 1974 he worked for the international accounting firm Alexander Grant and Company of Phoenix, Arizona. In 1974 Mr. Alexander founded his own accounting firm Alexander & Devoley. From 1979 to 1980 Jack Alexander served as Controller for Ninteman, A San Diego based General Contractor. In addition from 1986 to 1989 Jack Alexander served as Chief Financial Officer of Anesthesia Medical Groups of San Diego, California.

ITEM 10. EXECUTIVE COMPENSATION

     The following table sets forth certain compensation paid or accrued by the Company during the years ended December 31, 1997 and December 31, 1998 to its CEO, President and its Chief Financial Officer (the "Named Executive Officers").

                                                         ANNUAL COMPENSATION                ALL OTHER
                                                  ---------------------------------        -----------
       NAME AND PRINCIPAL POSITION                YEAR      SALARY          BONUS          COMPENSATION
       ---------------------------                ----      ------          -----          ------------
Allen J. Portnoy, CEO .......................     1997     $ 33,310          -0-                -0-
                                                  1998     $111,000        $150,000             -0-

William H. Ervine, Jr., President............     1997     $ 22,500          -0-                -0-
                                                  1998     $111,000        $150,000             -0-

Jack C. Alexander, Chief Financial Officer        1997     $ 22,500        $  5,000             -0-
                                                  1998     $ 86,000        $100,000             -0-

     Except as disclosed above, no compensation characterized as long-term compensation, including restricted stock awards issued at a price below fair market value or long-term incentive plan payouts, were paid by the Company during the years ended December 31, 1997 and 1998 to any of the Named Executive Officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Common Stock constitutes the only voting securities of the Company. The table below sets forth information, to the best of the Company's knowledge, with respect to the total number of shares of the Company's Common Stock, beneficially owned by each director, the Named Executive Officers, each beneficial owner of more than five percent of the Common Stock, and all directors and executive officers as a group, as of December 31, 1998. On that date, there were 62,299,648 shares of the Company's Common Stock outstanding.


(NOTE: ALL SHARES HAVE BEEN RESTATED TO REFLECT THE 4:1 STOCK SPLIT THAT WAS EFFECTIVE FEBRUARY 1, 1999)

                                    Number of Shares          % of Outstanding Shares of
Beneficial Owner (1)                Beneficially  Owned       Common Stock Benef. Owned
--------------------                -------------------       -------------------------
Allen J. Portnoy
CEO and Director                       5,537,710                           8.89%

William H. Ervine, Jr.
President and Director                 3,003,153                           4.82%

Stephen A. Storey
Director                                 492,759                           0.79%

M. Spencer Kissell
Director                                       0                           0.00%

Jack C. Alexander
Chief Financial Officer                   92,880                           0.15%

All Executive Officers and
Directors as a Group
(5 Persons)                            9,126,502                          14.65%

-----------------------------
(1) Unless noted, all of such shares of Common Stock are owned of record by each person named as beneficial owner and such person has sole voting and dispositive power with respect to the shares of Common Stock
          O

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

          1.     (a)   The following exhibits are filed as part of this Report:


     See Exhibit Index.

          2.     (b)   Reports on Form 8-K:

     None

                                   SIGNATURE

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               USA Talks.com, Inc.


                             By /s/ Allen J. Portnoy
                                --------------------
                                Allen J. Portnoy
                             Chief Executive Officer

Dated: March 29, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                  Signature                                     Title                       Date
                  ----------                                    -----                       ----
(1) Principal Executive Officer

         /s/ Allen J. Portnoy                       Chief Executive Officer and a       March 29, 1999
         --------------------                       Director

             Allen J. Portnoy

(2) Principal Financial and Accounting Officer

          /s/ Jack C. Alexander                     Chief Financial Officer             March 29, 1999
         ----------------------

              Jack C. Alexander

(3) Directors

         /s/ William H. Ervine, Jr.                 President and a Director            March 29, 1999
         -------------------------

             William H. Ervine, Jr.


         /s/ Stephen A. Storey                      Director                            March 29, 1999
         ---------------------

             Stephen A. Storey



         /s/ Max Spencer Kissell                    Director                            March 29, 1999
         -----------------------
             Max Spencer Kissell


EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION
-----------        -----------
23.1               Consent of Independent Certified Public Accountants

27.1               Financial Statements

                                         USA TALKS.COM, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                                                     CONTENTS
                                                            DECEMBER 31, 1998

-----------------------------------------------------------------------------

                                                                       Page
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                      F-1

FINANCIAL STATEMENTS

       Consolidated Balance Sheet                                       F-2

       Consolidated Statements of Operations                            F-3

       Consolidated Statements of Shareholders' Equity (Deficit)       F-4 - 5

       Consolidated Statements of Cash Flows                           F-6 - 7

       Notes to Consolidated Financial Statements                      F-8 - 24


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
USA Talks.com, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of USA Talks.com, Inc. and subsidiaries (a development stage company) (the "Company") as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 1998, and for the period from August 26, 1991 (inception) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of USA Talks.com, Inc. and subsidiaries as of December 31, 1998, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1998, and for the period from August 26, 1991 (inception) to December 31, 1998, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company incurred a net loss of $6,099,388 during the year ended December 31, 1998. These factors, among others, as discussed in Note 2 to the consolidated financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

On January 28, 1999, the United States Securities and Exchange Commission (the "SEC") issued an order directing a private investigation of the Company and temporarily suspended the over-the-counter trading of the securities of the Company. The temporary suspension was in effect from January 29, 1999 through February 11, 1999. The SEC is currently continuing its investigation of the Company. Management is not able to predict whether the outcome of the investigation will be unfavorable to the Company or not.


SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
March 12, 1999

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                                    CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------

                                     ASSETS
                                                                    December 31,
                                                                       1998
                                                                   -------------
CURRENT ASSETS
     Cash and cash equivalents                                     $  4,338,438
     Prepaid expenses and other current assets                           14,422
                                                                   ------------

         Total current assets                                         4,352,860

FURNITURE AND EQUIPMENT, net                                          3,166,838
OTHER ASSETS                                                            900,000
                                                                   ------------
                  TOTAL ASSETS                                     $  8,419,698
                                                                   ------------
                                                                   ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                              $  2,466,281
     Note payable - related party                                         1,430
     Contract payable                                                    59,460
     Accrued expenses                                                    28,412
     Convertible promissory notes                                     2,252,500
                                                                   ------------

         Total current liabilities                                    4,808,083
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock: $0.001 par value
         400,000,000 shares authorized
         62,299,648 shares issued and outstanding                        62,300
     Additional paid-in capital                                      12,691,610
     Deficit accumulated during the development stage                (9,142,295)
                                                                   ------------

              Total shareholders' equity                              3,611,615
                                                                   ------------
                  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $  8,419,698
                                                                   ------------
                                                                   ------------

  The accompanying notes are an integral part of these financial statements.

                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

                                                                             August 26,
                                                                                1991
                                              Year Ended    Year Ended     (Inception) to
                                             December 31,   December 31,    December 31,
                                                 1998           1997           1998
                                             -----------    -----------    ---------------
OPERATING EXPENSES
   Selling, general, and administrative       $3,853,153    $   767,588    $ 4,848,210
   Research and development                    1,276,811        627,421      2,377,141
   Salaries and other compensation               835,199        177,750      1,205,787
   Legal                                         111,519        274,220        473,719
                                             -----------    -----------    -----------

     Total operating expenses                  6,076,682      1,846,979      8,904,857
                                             -----------    -----------    -----------

LOSS FROM OPERATIONS                          (6,076,682)    (1,846,979)    (8,904,857)
                                             -----------    -----------    -----------

OTHER INCOME (EXPENSE)
   Interest income                                 6,108            711          7,347
   Interest expense                              (28,014)       (15,783)       (53,985)
                                             -----------    -----------    -----------

     Total other income (expense)                (21,906)       (15,072)       (46,638)
                                             -----------    -----------    -----------

NET LOSS BEFORE PROVISION FOR INCOME TAXES    (6,098,588)    (1,862,051)    (8,951,495)

PROVISION FOR INCOME TAXES                           800           --              800
                                             -----------    -----------    -----------

NET LOSS                                     $(6,099,388)   $(1,862,051)   $(8,952,295)
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

BASIC LOSS PER COMMON SHARE                  $     (0.11)   $     (0.04)   $     (0.27)
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------

WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING    57,444,039     48,473,153     33,136,249
                                             -----------    -----------    -----------
                                             -----------    -----------    -----------


  The accompanying notes are an integral part of these financial statements.

                                        USA TALKS.COM, INC. AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                            AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998

-----------------------------------------------------------------------------

                                        Common Stock               Additional
                             ---------------------------------      Paid-In         Accumulated
                                  Shares           Amount           Capital            Deficit           Total
                             ---------------   ---------------  ----------------  ---------------  ----------------
OPENING BALANCE,
 AUGUST 26, 1991                         -       $       -        $        -       $          -    $          -
STOCK ISSUED TO
 FOUNDERS FOR
 SERVICES RENDERED              38,388,622          38,389           (19,968)                 -          18,421
SALE OF COMMON STOCK
 UPON INCORPORATION              2,509,574           2,509           177,491                            180,000
STOCK ISSUED FOR
 SERVICES RENDERED               1,777,615           1,778           125,722                            127,500
SALE OF COMMON
 STOCK                           1,643,773           1,644           369,356                            371,000
SALE OF WARRANTS                                                       2,650                              2,650
CAPITAL CONTRIBUTION                                                   3,750                              3,750
NET LOSS FROM INCEPTION
 THROUGH DECEMBER
 31, 1996                                                                              (990,856)       (990,856)
                             -------------      ----------       -----------     --------------    ------------
BALANCE, DECEMBER 31,
 1996                           44,319,584         44,320           659,001            (990,856)       (287,535)
SALE OF COMMON STOCK             4,265,170          4,265           967,419                             971,684
SALE OF WARRANTS                                                     40,657                              40,657
STOCK ISSUED UPON
 CONVERSION OF
 NOTES PAYABLE                     219,588            220            52,280                              52,500
STOCK ISSUED FOR
 BUSINESS
 COMBINATION                     8,365,248          8,365            (8,285)                                 80
STOCK ISSUED FOR
 SERVICES RENDERED                 506,620            507            26,243                              26,750
STOCK ISSUED FOR
 FURNITURE AND
 EQUIPMENT                         130,707            131            24,869                              25,000
STOCK ISSUED FOR
 AN OPTION TO
 LICENSE TECHNOLOGY                209,131            209            49,791                              50,000
OPTIONS ISSUED TO
 NON-EMPLOYEES                                                      433,020                             433,020
CONVERSION OF
 ADVANCE FROM
 OFFICER                                                             37,750                              37,750
CAPITAL CONTRIBUTION                                                130,342                             130,342
NET LOSS                                                                             (1,862,051)     (1,862,051)
                             -------------     ----------       -----------      --------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)
                               AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
-------------------------------------------------------------------------------

                                        Common Stock               Additional
                             ---------------------------------      Paid-In         Accumulated
                                  Shares           Amount           Capital            Deficit           Total
                             ---------------   ---------------  ----------------  ---------------  ----------------
BALANCE, DECEMBER 31,
 1997                           58,016,048      $  58,017         $ 2,413,087       $(2,852,907)    $  (381,803)
SALE OF COMMON STOCK            14,090,798         14,091           6,814,414                         6,828,505
STOCK ISSUED FOR
 SERVICES                          870,213            870             328,526                           329,396
STOCK ISSUED UPON
 CONVERSION OF NOTES
 PAYABLE                           254,479            254              54,746                            55,000
SALE OF WARRANTS                                                       72,250                            72,250
EXERCISE OF WARRANTS               361,200            361              74,639                            75,000
WARRANTS ISSUED FOR
 SERVICES                                                           2,907,530                         2,907,530
PURCHASE OF COMMON
 STOCK AND
 CANCELLATION                  (11,293,090)       (11,293)            (48,707)         (190,000)       (250,000)
CAPITAL CONTRIBUTION                                                   75,125                            75,125
NET LOSS                                                                             (6,099,388)     (6,099,388)
                             -------------     ----------       -------------     --------------   ------------
BALANCE, DECEMBER 31,
 1998                           62,299,648     $   62,300       $  12,691,610     $  (9,142,295)   $  3,611,615
                             -------------     ----------       -------------     --------------   ------------
                             -------------     ----------       -------------     --------------   ------------

  The accompanying notes are an integral part of these financial statements.

                                         USA TALKS.COM, INC. AND SUBSIDIARIES
                                                (A DEVELOPMENT STAGE COMPANY)
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------

                                                                                                     August 26,
                                                                                                         1991
                                                                 Year Ended         Year Ended      (Inception) to
                                                                 December 31,       December 31,      December 31,
                                                                      1998              1997             1998
                                                                ----------------  ---------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                      $    (6,099,388)   $  (1,862,051)    $  (8,952,295)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                       11,034           10,107            21,985
       Issuance of options and warrants                                2,907,530          433,020         3,340,550
       Issuance of stock for services rendered                           329,396           26,750           502,067
       Issuance of stock for an option to license
         technology                                                            -           50,000            50,000
   (Increase) decrease in
     Other receivables                                                         -           11,065                 -
     Prepaid expenses and other current assets                            (1,919)          (9,730)          (14,342)
     Other assets                                                       (899,802)           5,627          (900,000)
   Increase (decrease) in
     Accounts payable                                                  2,044,593          342,777         2,466,281
     Accrued expenses                                                     36,966          (40,811)           87,872
                                                                ----------------  ---------------  ----------------

Net cash used in operating activities                                 (1,671,590)      (1,033,246)       (3,397,882)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                                (3,135,324)         (11,835)       (3,163,823)
                                                                ----------------  ---------------  ----------------

Net cash used in investing activities                                 (3,135,324)         (11,835)       (3,163,823)
                                                                ----------------  ---------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on note payable                                              (20,342)         (23,578)          (66,920)
   Proceeds from long term debt                                        2,252,500            5,350         2,428,350
   Proceeds from sale of common stock                                  6,728,630          971,684         8,251,314
   Proceeds from capital contribution                                          -          130,342           171,842
   Proceeds from sale of warrants                                         72,250           40,657           115,557
                                                                ----------------  ---------------  ----------------

Net cash provided by financing activities                              9,033,038        1,124,455        10,900,143
                                                                ----------------  ---------------  ----------------

Net increase in cash and cash equivalents                              4,226,124           79,374         4,338,438

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           112,314           32,940                 -
                                                                ----------------  ---------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                        $      4,338,438  $       112,314  $      4,338,438
                                                                ================  ===============  ================


     The accompanying notes are an integral part of these financial statements.

                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

-------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
During the years ended December 31, 1998 and 1997 and from August 26, 1991 (inception) to December 31, 1998, the Company paid $800, $0, and $0, respectively, in income taxes.

During the years ended December 31, 1998 and 1997 and from August 26, 1991 (inception) to December 31, 1998, the Company paid interest of $28,014, $12,928, and $40,942, respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
During the year ended December 31, 1998, the Company issued warrants to vendors for services valued at $2,907,530.

During the year ended December 31, 1998, the Company issued common stock to vendors for services valued at $329,396.

During the year ended December 31, 1997, the Company converted $52,500 of notes payable into 219,588 shares of common stock.

During the year ended December 31, 1997, the Company issued 130,707 shares of common stock in exchange for furniture and equipment valued at $25,000.

During the year ended December 31, 1997, as part of the terms of a settlement of a lawsuit, the Company converted an advance from an officer for $37,750 into additional paid-in capital.

During the year ended December 31, 1997, the Company issued 7,172,400 options to purchase common stock and 3,467,520 warrants to purchase common stock valued at $433,020 to certain non-employees for no consideration.


     The accompanying notes are an integral part of these financial statements.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 1 - DESCRIPTION OF BUSINESS

         USA Talks.com, Inc. was originally incorporated in Delaware on August 26, 1991 under the name Alfine Corporation ("Alfine") and began operating a business based upon that company's services. In July 1998, in a share exchange agreement, all of the common stock of the Delaware corporation was acquired by SBB, Inc. ("SBB"), a Nevada corporation. In the share exchange agreement, 1.29 shares of common stock of SBB were received by each of the shareholders of Alfine for each share held, representing 95% of the outstanding common stock of SBB. In connection with the share-exchange, all of the assets of SBB were transferred out of the corporation to the former shareholders, providing Alfine with a "clean shell." SBB subsequently changed its name to USA Talks.com, Inc.

         For accounting purposes, the transaction has been treated as a recapitalization of Alfine, with Alfine as the accounting acquirer (reverse acquisition). The operations of SBB have been included with those of Alfine from the acquisition date. SBB was incorporated in Nevada on December 26, 1985 and was a development stage enterprise from the date of incorporation until its acquisition of Alfine. SBB had no assets or liabilities at the date of the acquisition and did not have significant operations prior to the acquisition. Therefore, no pro forma information is presented.

         Alfine was a development stage company formed in 1991 that owned the exclusive worldwide licensing and marketing rights for its Phonetic Speech Recognizer. Additionally, Alfine also had developed proprietary technology for audio compression and speaker verification/identification.

         USA Talks.com, Inc. and subsidiaries (collectively, the "Company") is publicly-held and is trading on the NASDAQ national list as of August 1998 under the symbol USAT.


NOTE 2 - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. However, during the year ended December 31, 1998, the Company incurred a net loss of $6,099,388. In addition, the Company is in the development stage at December 31, 1998. These factors raise substantial doubt about the Company's ability to continue as a going concern.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 2 - GOING CONCERN MATTERS (CONTINUED)

         Recovery of the Company's assets is dependent upon future events, the outcome of which is indeterminable. Successful completion of the Company's development program and its transition to the attainment of profitable operations is dependent upon the Company obtaining adequate debt and equity financing to fulfill its development activities and achieving a level of sales adequate to support the Company's cost structure. In addition, realization of a major portion of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements and the success of its plans to sell its products. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

         Management plans to raise additional equity capital, continue to develop its products, and look for merger or acquisition candidates.

         In addition, as discussed further in Note 10, the Company is currently under investigation by the Securities and Exchange Commission.


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of USA Talks.com, Inc. and its wholly-owned subsidiaries, Alfine Technology, Inc. and PhonClub International, Inc. All significant intercompany accounts and transactions have been eliminated.

         ESTIMATES
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         CASH AND CASH EQUIVALENTS
         For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         FURNITURE AND EQUIPMENT
         Furniture and equipment are recorded at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over an estimated useful life of five years. Betterments, renewals, and extraordinary repairs that extend the life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred. The cost and related accumulated depreciation applicable to assets retired are removed from the Company's accounts, and the gain or loss on dispositions is recognized in the statement of operations.

         DEVELOPMENT STAGE ENTERPRISE
         The Company is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises." The Company is devoting substantially all of its present efforts to establish a new business, and its planned principal operations have not yet commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

         RESEARCH AND DEVELOPMENT COSTS
         Research and development costs are charged to expense as incurred.

         INCOME TAXES
         The Company accounts for income taxes under the liability method required by SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

         Prior to March 1996, the Company had elected to be treated as an "S" corporation for both federal and state income tax purposes. The shareholders of the "S" corporation were taxed on their proportionate share of taxable income (loss). The Company will not realize any future tax benefits of net operating losses incurred prior to March 1996.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         COMPREHENSIVE INCOME
         For the year ended December 31, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting comprehensive income and its components in a financial statement. Comprehensive income as defined includes all changes in equity (net assets) during a period from non-owner sources. Examples of items to be included in comprehensive income, which are excluded from net income, include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on available-for-sale securities. Comprehensive income is not presented in the Company's financial statements since the Company did not have any changes in equity from non-owner sources.

         STOCK SPLIT
         On June 12, 1998 and January 21, 1999, the Board of Directors and shareholders of the Company approved a 2-for-1 and a 4-for-1 stock split, respectively, of its outstanding common stock. All per share data presented has been retroactively restated to show the effects of these stock splits.

         LOSS PER SHARE
         For the year ended December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share." Basic earnings per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Because the Company has incurred net losses, basic and diluted loss per share are the same.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
         In February 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-Retirement Benefits." The Company does not expect adoption of SFAS No. 132 to have a material impact, if any, on its financial position or results of operations.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective for financial statements with fiscal years beginning after June 15, 1999. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company does not expect adoption of SFAS No. 133 to have a material effect, if any, on its financial position or results of operations.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONTINUED)
         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise," which is effective for financial statements with the first fiscal quarter beginning after December 15, 1998. The Company does not expect adoption of SFAS No. 134 to have a material effect, if any, on its financial position or results of operations.

         In February 1999, the FASB issued SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections," which is effective for financial statements with fiscal years beginning February 1999. This statement is not applicable to the Company.

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash and cash equivalents, other receivables, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for note payable and promissory notes also approximate fair value because current interest rates offered to the Company for note payable and promissory notes of similar maturities are substantially the same.


NOTE 4 - CASH AND CASH EQUIVALENTS

         The Company maintains its cash deposits in one bank. Deposits at this bank are insured by the Federal Deposit Insurance Corporation up to $100,000. As of December 31, 1998, uninsured portions of the balances held at this bank totaled $4,620,674. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risk on cash and cash equivalents.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 5 - FURNITURE AND EQUIPMENT

         Furniture and equipment at December 31, 1998 consisted of the following:

                  Office equipment and furniture               $         88,003
                  Network equipment                                   3,100,820
                                                               ----------------

                                                                      3,188,823
                  Less accumulated depreciation                          21,985
                                                               ----------------

                      TOTAL                                    $      3,166,838
                                                               ================

         Depreciation expense for the years ended December 31, 1998 and 1997 was $11,034 and $10,107, respectively. At December 31, 1998, the network equipment had not been placed into service. Therefore, no depreciation had been recorded.


NOTE 6 - OTHER ASSETS

         Other assets at December 31, 1998 consisted of the following:

                  Cash held in escrow in contemplation of business acquisition       $        900,000
                                                                                     ================
                  See Note 15.

NOTE 7 - NOTE PAYABLE - RELATED PARTY

         Note payable - related party at December 31, 1998 consisted of the following:

                  Note payable to officer.  Principal and interest are due at maturity,
                      November 8, 1997 (currently in default), with interest
                           at 12% per annum, unsecured.                                       $          1,430
                                                                                              ================

NOTE 8 - CONTRACT PAYABLE

         The contract payable is to a former officer which resulted from a settlement agreement dated June 5, 1998, whereby the individual returned to the Company all of his and his related limited liability company's shares of the Company's common stock (11,145,600 shares) in exchange for $250,000, of which $40,000 was paid immediately. The balance of $210,000 is to be paid to the officer in payments of $17,500 per month for a period of 12 months beginning on July 5, 1998.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 9 - CONVERTIBLE PROMISSORY NOTES

         The Company has issued unsecured, convertible, subordinated promissory notes. The notes bear interest at 10% per annum and all principal and interest is due and payable on May 15, 1999, but may be extended at the investor's option to November 15, 1999. Any accrued interest, in addition to the principal, may be converted into common stock of the Company at a conversion price of $.625 per share. The investor has the right to invest an additional amount equal to the original investment prior to the due date. As of December 31, 1998, the outstanding notes were convertible into 3,524,000 shares of common stock.

         The Company issued convertible, collateralized promissory notes at a purchase price of $50,000 per unit. The notes are collateralized by substantially all of the Company's equipment and accrue interest at 9.25% per annum, due and payable quarterly. The principal is due on December 30, 2001. The notes may be converted into common shares at the rate of $0.875 per share until December 30, 1999, $1.75 per share thereafter until December 30, 2000, and $3.00 per share thereafter until they are due. At December 31, 1998, outstanding promissory notes could be converted into 57,143 shares of common stock.

         The terms associated with each series and the related amounts raised and converted during the years ended December 31, 1998 and 1997 are as follows:

                                                 Outstanding                                          Outstanding
                                                   as of            Raised          Converted            as of
                                                 December 31,       During            During          December 31,
                                                     1997            1998              1998               1998
                                               ---------------  ----------------  ---------------  ----------------
                    10% notes(a)               $             -  $      2,202,500  $             -  $      2,202,500
                  9.25% notes(b)                             -            50,000                -            50,000
                                               ---------------  ----------------  ---------------  ----------------

                    TOTAL                      $             -  $      2,252,500  $             -  $      2,252,500
                                               ===============  ================  ===============  ================

                 (a)  10% subordinated notes, due October 15, 1999.
                 (b)  9.25% notes, due December 30, 2001.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS AND CONTINGENCIES

         LEASE
         The Company leased certain facilities for its corporate office under a long-term, non-cancelable operating lease agreement that expired December 31, 1998. Rent expense was $43,168 and $35,142 for the years ended December 31, 1998 and 1997, respectively. In addition, the Company entered into a new non-cancelable operating lease agreement which commenced on December 31, 1998 and expires April 30, 2000. Future minimum lease payments are as follows:

                   Year Ending
                   December 31,
                   ------------
                      1999                                    $    115,316
                      2000                                          40,110
                                                              ------------
                           TOTAL                                  $155,426
                                                              ============

         EMPLOYMENT AGREEMENTS
         The Company has entered into employment agreements, expiring August 31, 2003 with certain key officers of the Company. These officers will receive aggregate annual salaries over the next five years as follows:

                   Year Ending
                  December 31,
                  ------------
                      1999                                    $   710,000
                      2000                                        854,000
                      2001                                        976,000
                      2002                                      1,096,000
                      2003                                        800,000
                                                              -----------
                           TOTAL                              $ 4,436,000
                                                              ===========

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

         OPTION TO LICENSE TECHNOLOGY
         Effective January 24, 1997, the Company entered into an agreement with a manufacturer of voice recording equipment for an exclusive option, subject to limited use, to license certain technology of the Company. Under the terms of the agreement, the Company received $50,000 in exchange for 209,141 shares of common stock and the exclusive option upon the execution of the agreement. The Company will receive three additional payments of $50,000 each upon the Company meeting certain development milestones for the technology. Upon the achievement of the first milestone and receipt of payment, an additional 209,141 shares of common stock will be issued. Upon completion of the second and third (final) milestones and receipt of payments of $50,000 for each, the Company will issue the manufacturer five-year warrants to purchase an additional 209,141 shares of common stock at an exercise price of $0.38.

         LITIGATION AND INVESTIGATIONS
         On January 28, 1999, the United States Securities and Exchange Commission (the "SEC") issued an order directing a private investigation of the Company. The investigation concerned whether in connection with an offer for, purchase, or sale of the Company's securities, certain persons or entities, including the Company, may have violated the securities laws. The possible violations included, but were not limited to, making false or misleading statements of material fact or failing to disclose material facts about the status and extent of the business operation of the Company. Thereafter, the SEC temporarily suspended the over-the-counter trading of the securities of the Company. The temporary suspension was in effect from January 29, 1999 through February 11, 1999. The SEC is currently continuing its investigation of the Company. Management is not able to predict whether the outcome of the investigation will be unfavorable to the Company or not.

         The Company is involved with various securities, class action lawsuits. The complaints allege the Company made false or misleading statements and omitted to state material facts necessary to make other representations not misleading concerning the Company's products, their capabilities, and the roll-out schedule of the products. These complaints were filed immediately after the SEC temporarily suspended trading on the Company's stock. Management is not able to predict whether the outcome of any of these lawsuits will be unfavorable to the Company, nor estimate potential losses due to them.

         On January 8, 1999, the Company received a letter threatening litigation from a former officer and shareholder of the company, alleging the Company made misrepresentations and breached duties owed him in connection with the Company's purchase of his outstanding stock.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT)

         LEGAL SETTLEMENT
         During the year ended December 31, 1997, the Company was one of the defendants, along with certain of its officers/directors/shareholders, in the settlement of a class action lawsuit brought by a former officer/director/shareholder and other shareholders. The lawsuit was dismissed, and the terms of the settlement provided that all 585,000 shares owned by the plaintiffs were to be repurchased by the Company and/or the officers/directors/shareholders named as defendants for $360,000 with the excess of the resale proceeds over the repurchase payments going to the Company. A portion of these shares was then resold under a special stock offering along with new shares of the Company which resulted in the Company receiving additional paid-in capital of $75,125 and $130,342 during the years ended December 31, 1998 and 1997, respectively, due to the proceeds of the resale of shares exceeding the repurchase payments. There were no substantive allegations against the Company in the lawsuit, and the Company has no further obligation under the terms of the settlement agreement at December 31, 1998.

         WARRANTS
         At December 31, 1998, there were 18,574,012 warrants outstanding that were issued as follows:

          - During the year ended December 31, 1996, 516,000 warrants were issued to certain holders of the notes payable issued during the year for $0.0019 each. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.3391 per share. The warrants expired on September 30, 1997.

          - During the year ended December 31, 1996, 258,000 warrants were issued to a holder of a note payable issued during the year for $200. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.1938 per share. These warrants were exercised on December 18, 1998.

          - During the year ended December 31, 1996, 928,800 warrants were issued to certain shareholders as part of their purchase of the Company's common stock during the year. 598,560 of the warrants were issued for $0.024 each, and 330,240 warrants were issued for no consideration. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.3391 per share.
               The 330,240 warrants expired on August 30, 1997. The remaining warrants expire on December 31, 1999. None of the remaining warrants had been exercised at December 31, 1998.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         WARRANTS (Continued)

          - During the year ended December 31, 1997, 4,813,826 warrants were issued to certain shareholders as part of their purchase of the Company's common stock during the year. 41,280 of the warrants were issued for $0.024 each, and 4,772,546 warrants were issued at a price between $0.0028 and $0.0036. Each warrant entitles the holder to purchase one share of the Company's common stock at a price between $0.2665 and $0.3391 per share. During the year ended December 31, 1998, 103,200 warrants were exercised in exchange for $25,000. The remaining warrants expire on December 31, 1999.

          - During the year ended December 31, 1997, 980,400 warrants were issued for $0.0255 each, and 3,467,520 warrants were issued to consultants for no consideration. Each warrant entitles the holder to purchase one share of the Company's common stock at a price between $0.2665 to $0.3391 per share. The warrants expire between December 31, 1999 and November 4, 2002. None of these warrants had been exercised at December 31, 1998.

          - During the year ended December 31, 1997, 144,480 warrants were issued as part of the conversion of $40,000 of promissory notes into demand notes for no consideration. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.3391 per share. The warrants expire on December 31, 1999.
               None of these warrants had been exercised at December 31, 1998.

          - During the year ended December 31, 1998, 6,764,000 warrants were issued to consultants for services rendered related to the reverse acquisition of the public shell. Each warrant entitles the holder to purchase one share of the Company's common stock at $0.015 per share. The Company recognized expense in the amount of $2,907,530 related to these warrants. The warrants expire on December 31, 2003. None of these warrants had been exercised at December 31, 1998.

          - During the year ended December 31, 1998, 496,000 warrants were sold to certain shareholders for $62,000. 80,000 of the warrants are exercisable at $1.50 per share, and the remaining 416,000 are exercisable at $4.00 per share. The warrants expire on December 31, 2001. None of these warrants had been exercised at December 31, 1998.

          - During the year ended December 31, 1998, 239,068 warrants were issued to certain shareholders as part of their purchase of the Company's common stock for no consideration. Each warrant entitles the holder to purchase one share of the Company's common stock at $1.65 per share. The warrants expire on December 31, 2000. None of these warrants had been exercised at December 31, 1998.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         WARRANTS (Continued)

          - During the year ended December 31, 1998, 940,000 warrants were issued to consultants in agreements for no consideration. Each of the 920,000 and 20,000 warrants entitle the holder to purchase one share of commons tock at $0.25 and $0.6875 per share, respectively. The warrants expire on December 31, 2000 and 2001, respectively. None of these warrants had been exercised at December 31, 1998.

          - During the year ended December 31, 1998, a warrant holder exercised his rights to purchase 361,200 shares of common stock for $75,000.

          The following table summarizes certain information relative to warrants:


                                                                   Weighted
                                                                    Average
                                             Shares             Exercise Price
                                           -----------          --------------
         Outstanding at 12/31/96             1,847,280                0.31

         Granted                             9,261,744                0.25
         Expired                              (846,240)               0.34
                                           -----------               -----
         Outstanding at 12/31/97            10,262,784                0.25

         Granted                             8,672,428                0.30
         Exercised                            (361,200)               0.53
                                           -----------               -----
         Outstanding at 12/31/98            18,574,012                0.27
                                           -----------               -----
                                           -----------               -----

         STOCK OPTION PLAN
         The Company adopted the Amended and Restated Stock Option Plan (the "Plan") during December 1997, which supercedes the previously adopted 1996 Stock Incentive Plan. Under the terms of the Plan, 25,800,000 shares of the Company's common stock have been reserved for issuance. Non-qualified options may be issued at a price less than, equal to, or greater than the fair market value of the common stock on the grant date. Incentive stock options must be issued at a price not less than 100% of the fair market value of the common stock on the grant date. Non-qualified options expire up to ten years from the grant date, and incentive stock options expire up to five years from the grant date.

         During the year ended December 31, 1997, the Company granted 7,275,600 incentive stock options to certain officers/directors, employees, and non-employees that may be exercised at a price of $0.2665 per share. These options vest over two years as follows: 33 1/3% on the issue date, 33 1/3% on the first anniversary of the date of employment, and 33 1/3% on the second anniversary of the date of employment. During the year ended December 31, 1997, the Company also granted 8,204,400 non-qualified stock options to certain employees and non-employees that may be exercised at a price of $0.2665 per share. These options vested immediately upon the date of issuance.

         During the year ended December 31, 1997, the Company granted 8,894,000 incentive stock options to certain employees, officers, and non-employees. The options may be exercised at $0.27 per share and vest over two years. During the year ended December 31, 1998, the Company also granted 2,322,000 non-qualified stock options to non-employees. The options vest immediately and are exercisable at $0.27 per share.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         STOCK OPTION PLAN (Continued)
         The following table summarizes certain information relative to stock options:

                                                                                                     Weighted
                                                                                                     Average
                                                                                                     Exercise
                  Incentive Stock Options                                           Shares            Price
                  -----------------------                                       ---------------    -----------
                  Outstanding, December 31, 1995                                              -    $        -
                  Expired/cancelled                                                           -    $        -
                  Granted                                                             4,644,000    $     0.39
                                                                                ---------------

                  Outstanding, December 31, 1996                                      4,644,000    $     0.39
                  Expired/cancelled                                                  (1,548,000)   $     0.39
                  Granted                                                             7,275,600    $     0.27
                                                                                ---------------

                  Outstanding, December 31, 1997                                     10,371,600    $     0.30
                  Expired/cancelled                                                  (2,580,000)   $     0.27
                  Granted                                                             7,146,000    $     0.29
                                                                                ---------------

                    OUTSTANDING, DECEMBER 31, 1998                                   14,937,600    $     0.30
                                                                                ===============

                    EXERCISABLE, DECEMBER 31, 1998                                   11,364,600    $     0.31
                                                                                ===============

                  Non-Qualified Stock Options
                  ----------------------------

                  Outstanding, December 31, 1995                                              -    $        -
                  Granted                                                                     -    $        -
                                                                                ---------------

                  Outstanding, December 31, 1996                                              -    $        -
                  Granted                                                             8,204,400    $     0.27
                                                                                ---------------

                  Outstanding, December 31, 1997                                      8,204,400    $     0.27
                  Expired/cancelled                                                  (2,064,000)   $     0.27
                  Granted                                                             2,322,000    $     0.27
                                                                                ---------------

                    OUTSTANDING, DECEMBER 31, 1998                                    8,462,400    $     0.27
                                                                                ===============

                    EXERCISABLE, DECEMBER 31, 1998                                    7,301,400    $     0.27
                                                                                ===============


                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         STOCK OPTION PLAN (Continued)
         The weighted-average life of the options outstanding and exercisable at December 31, 1998 is five years. There were 2,400,000 options available for future grant at December 31, 1998. The exercise prices for the options outstanding at December 31, 1998 ranged from $0.27 to $1.67, and information relating to these options is as follows:

                                  Stock            Stock          Remaining
                 Exercise        Options          Options        Contractual
                   Price       Outstanding       Exercisable         Life
                 --------      -----------       -----------     -----------
                 $0.27          11,661,600        8,178,600         4.50
                 $0.39           3,096,000        3,096,000         3.00
                 $1.25             150,000           75,000         3.00
                 $1.67              30,000           15,000         3.00

         The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost other than that required to be recognized by Accounting Principles Bulletin ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," for the difference between the fair value of the Company's common stock at the grant date and the exercise price of the options has been recognized. Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share for the years ended December 31, 1998 and 1997 would have been increased to the pro forma amounts indicated below:

                                                                                      1998              1997
                                                                                ---------------    ----------------
                  Net loss as reported                                          $  (6,099,388)     $     (1,862,051)
                  Net loss, pro forma                                           $  (6,599,068)     $     (1,932,750)
                  Basic loss per share as reported                              $       (0.11)     $          (0.04)
                  Basic loss per share, pro forma                               $       (0.12)     $          (0.04)

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 11 - SHAREHOLDERS' EQUITY (DEFICIT) (CONTINUED)

         STOCK OPTION PLAN (Continued)
         The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31, 1998 and 1997: dividend yields of 0% and 0%, respectively; expected volatility of 100% and 0%, respectively; risk-free interest rates of 4.7% and 5.7%, respectively; and expected lives of 3 and 5 years. The weighted-average exercise price was $0.29 and $0.27 at December 31, 1998 and 1997, respectively.

         For options granted during the year ended December 31, 1998 where the exercise price equaled the stock price at the date of the grant, the weighted-average fair value of such options was $0.30, and the weighted-average exercise price of such options was $1.32. For options granted during the year ended December 31, 1998 where the exercise price exceeded the stock price at the date of the grant, the weighted-average fair value of such options was $0.10, and the weighted-average exercise price of such options was $0.27. No options were issued during the year ended December 31, 1998 where the exercise price was less than the stock price at the date of the grant.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 12 - INCOME TAXES

         As discussed in Note 2, the Company changed its tax status effective March 1996. The tax effects of temporary differences that give rise to deferred taxes at December 31 are as follows:

                                                                                      1998               1997
                                                                                ---------------    ----------------
                  Deferred tax assets
                      Net operating loss carryforwards                          $     3,407,000    $        980,000
                  Less valuation allowance                                            3,407,000             980,000
                                                                                ---------------    ----------------

                           NET DEFERRED TAX ASSETS                              $             -    $              -
                                                                                ===============    ================

         The valuation allowance increased by approximately $2,427,000 and $980,000 during the years ended December 31, 1998 and 1997, respectively. All other deferred tax assets were immaterial. No provision for income taxes for the years ended December 31, 1998 and 1997 is required, except for minimum state taxes, since the Company incurred losses during such years. As of December 31, 1998, the Company had approximately $8,555,000 in federal net operating loss carryforwards attributable to losses incurred since the change in the Company's tax status that may be offset against future taxable income through the year 2013.

         Income tax expense was $800 and differs from the amounts computed by applying the United States federal income tax rate of 34% to loss before income taxes as a result of the following:

                                                                                      1998               1997
                                                                                ---------------    ----------------
                  Computed "expected" tax benefit                                       34.0%               34.0%
                  Increase in income taxes resulting from
                      Change in the beginning-of-the-year balance
                           of the valuation allowance for deferred tax
                           assets allocated to income tax expense                      (40.0)              (40.0)
                      State income taxes                                                 6.0                 6.0
                                                                                ------------       -------------

                               TOTAL                                                     -   %               -  %
                                                                                =============      =============

NOTE 13 - RELATED PARTIES

         During the year ended December 31, 1997, the Company paid $224,100 and $60,000 to consultants for services rendered. These consultants became officers of the Company during 1997.

                                          USA TALKS.COM, INC. AND SUBSIDIARIES
                                                 (A DEVELOPMENT STAGE COMPANY)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND
              THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO DECEMBER 31, 1998
------------------------------------------------------------------------------


NOTE 14 - YEAR 2000 ISSUE

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 Issue and is developing an implementation plan to resolve the Issue.

         The Issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. The Company is dependent on computer processing in the conduct of its business activities.

         Based on the review of the computer systems, management does not believe the cost of implementation will be material to the Company's financial position and results of operations.


NOTE 15 - SUBSEQUENT EVENTS (UNAUDITED)

         Subsequent to December 31, 1998, the Company sold 6,522,400 shares of common stock at $0.625 per share through a private placement and received cash of $4,072,063. The Company also sold 454,940 shares of common stock at $4.50 per share through a second private placement and received cash of $2,047,224.

         Subsequent to December 31, 1998, the note payable to officer was repaid by the Company.

         Subsequent to December 31, 1998, pursuant to an Agreement and Plan of Reorganization under investigation between USA Talks.com, Inc.
         and Compression Technologies, Inc. ("CTI"), a Texas corporation, the Company will acquire all of the assets and liabilities of CTI in exchange for approximately 3,780,000 shares of the Company's common stock and $900,000 in cash. As of March 29, 1999, approximately 70% of the holders of CTI's issued and outstanding shares have submitted proxy statements approving the reorganization. The only known assets of CTI are two patents on compression technology that the Company believes have significant value. There are no known liabilities. Two of the Company's officers/directors and their affiliates own an aggregate of 1,056 shares of CTI representing approximately 13% of the total issued and outstanding shares of CTI.


         Subsequent to December 31, 1998, the Company issued additional 10% unsecured, convertible, subordinated promissory notes and received $100,000.

         Subsequent to December 31, 1998, the Company placed the network equipment valued at $3,100,820 into service.