Form 10-Q
period 1999-03-31
USA TALKS COM INC
filed 1999-05-17
CIK 787811

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549

                                     FORM 10-QSB

                     Quarterly Report Under Section 13 or 15 (d)
                        of the Securities Exchange Act of 1934

                   For Quarter Ended                March 31, 1999

                 Commission File Number              33-2474-LA

                                 USA Talks.com, Inc.
               (Exact name of registration as specified in its charter)

                    NEVADA                             93-0915593
           (State or other jurisdiction of           (IRS Employer
           incorporation or organization)          Identification No.)

                          4180 La Jolla Village Drive, #570
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

                                  Yes      X     No

The number of shares of Common Stock, $0.001 par value, outstanding as of March 31, 1999 was 76,632,219.

                                        PART 1

ITEM 1 - FINANCIAL STATEMENTS

     The financial statements included herein have been reviewed by the Company's independent accountants, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

     In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of March 31, 1999, and the results of its operation and changes in its financial position from January 1, 1999 through March 31, 1999, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995/FORWARD-LOOKING INFORMATION.

     The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including the development and sales of certain new and established products. These forward-looking statements are identified by their use of such terms and phrases as "believes" and "expects" and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. These forward-looking statements and information relating to the Company that are based on the beliefs of management as well as assumptions made by and information currently available to management. Such statements reflect the current view of the Company regarding future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

     This commentary should be read in conjunction with the Financial Statements and accompanying notes for a more complete understanding of USATalks.com's financial position and results of operations.


QUARTER ENDED MARCH 31, 1999, COMPARED TO
QUARTER ENDED MARCH 31, 1998

     USATalks.com, Inc. is a development stage company that had no significant revenues for its quarter ended March 31, 1999, and had no revenues for its quarter ended March 31, 1998. The net loss for the Company's first quarter ended March 31, 1999 was $3,929,703 as compared to $304,334 for the first quarter ended March 31, 1998. A comparison of the operating expenses for the quarters ended March 31, 1999 and 1998 are as follows:


                                                  1999                   1998
                                               ----------              --------
          Selling, general and administrative  $2,164,805              $ 36,322
          Research and development             $1,068,900              $158,039
          Salaries and other compensation      $  557,603              $108,973
          Legal                                $ 156, 579              $  1,000

For the quarter ended March 31, 1999, of the research and development expenses of $1,068,900, $796,513 (20.3% of the net loss) were non-recurring. Of the net loss for the first quarter ended March 31, 1999, $308,604 (including $150,000 non-recurring) or 7.9% was incurred in the establishment of the Company's telemarketing operations; $184,261 (including $125,000 non-recurring) or 4.7%, was incurred in the initial development of a new Web site and marketing programs; $295,050 or 7.5% was charged as depreciation expense; $208,731 or 5.3% was incurred for legal fees.

     All other operating expenses for the quarters ended March 31, 1999 and 1998 were incurred to fund on-going research activities on core technologies; the design of the nationwide network, and business management and administration of the various corporate activities, including efforts to raise capital to execute the Company's strategic plan to design and build a national network. For the quarter ended March 31, 1999, operating expenses included the cost of contract negotiations with equipment and service vendors as well as with competitive local exchange carriers and other carriers. These negotiations have enabled the Company to continue with the deployment and testing of its nationwide network, and to commence full operations, on March 1, 1999, of its California IP network, which has been a beta test site operated on a "no fee" basis through February 1999.

     In summary, of the total losses for the quarter ended March 31, 1999, $1,071,513 or 27% are for non-recurring expenses including consulting fees of $796,513; the cost of establishing of telemarketing operations of $150,000; and the cost of developing a new Web site and marketing programs of $125,000.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $2.5 million for the first quarter ended March 31, 1999, compared to $1.9 million for the full year ended December 31, 1998, reflecting a heightened level of activity in commencing the installation and testing of the California network. Capital expenditures for the first quarter consumed another $6.86 compared to $3.1 million for the entire 1998 year, substantially all of which for both periods was used for equipment purchases and installation costs for the build-out of the Company's private national VOIP network. As of March 31, 1999, approximately $3.7 million in equipment purchases and installation costs were in accounts payable as compared to $2.5 million at December 31, 1998, reflecting purchases made pursuant to purchase orders with the Company's primary equipment and service suppliers. Cash on hand at March 31, 1999 was $1,1 million compared to $4.3 million at December 31, 1998..

     In order to meet its scheduled build-out and implementation dates over the next 12-month period, the Company plans to expend additional capital, subject to the availability of capital resources, for the construction of its private IP network at the rate of approximately $1 million per month, or up to $12 million in 1999; the Company could spend up to $36 million under a more accelerated plan if sufficient funds are available on acceptable terms.

     In addition, the Company will incur additional operating losses for the year ending December 31, 1999 of as much as an estimated $5 million. A substantial portion of the operating loss projected in 1999 will result from selling and general and administrative expenses, including staff salaries and the cost of consulting services required to oversee the network installation prior to generating revenues in each new geographic area served. The Company believes that revenue generation in any particular service area will follow the initiation of service by at least 30 days. In addition, substantial operating expenses will be incurred to lease bandwidth with sufficient capacity to serve what is expected to be a rapidly growing residential subscriber and commercial client customer base, for which on-going operating expense also will precede revenue generation. Working capital requirements are limited as the service is extended to the majority of customers on a prepaid basis, thereby avoiding the illiquidity and collection issues associated with the build-up of new customers.

     During the quarter ended March 31, 1999, the Company completed $6.1 million in private debt and equity financing as compared to $9 million for the year ended December 31, 1998. Approximately $20 million in additional capital is needed to fund the Company's planned capital investments and budgeted operating expenses in 1999. The Company anticipates that the required funds will be obtained through the sale of additional equity securities, debt financing and/or equipment lease arrangements. However, the Company's ability to raise capital has been adversely affected by the trading suspension invoked upon it by the SEC from January 29, 1999 through February 12, 1999, and its aftermath, and may be affected by certain pending class actions. The on-going SEC investigation may further hinder the Company from attracting new equity investors and lenders, and there is no assurance that capital can be raised through further equity sales, new credit facilities or other financing on terms that will be acceptable to the Company.



     Nonetheless, the Company believes it will be able to obtain the required capital from the subsequent sale of equity or through new debt or leasing arrangements based upon the strong continuing interest of prospective private investors and others. This interest in the Company is driven by the sound business fundamentals underlying its VOIP long-distance service, high profit margins and strong consumer demand for a low-cost, flat-rate long-distance telephone service. Furthermore, once the nationwide network is fully operational, the Company believes that it will be able to generate substantial capital from on-going operations for investment in its expansion.
 For information regarding an April 19, 1999 letter of intent to provide the Company with $20 million of lease financing in connection with a proposed marketing arrangement, see PART II, Item 5 under "Letter of Intent and Equipment Leasing."

     Upon completion of the initial phase of the national network, estimated to be completed by June, 1999, the monthly cash requirements for recurring network costs will be approximately $1 million to $1.5 million, and estimated monthly recurring general and administrative, and employee expenses of an additional $500,000 to $750,000 are expected to be required. Accordingly, early success in marketing to produce sales revenues to offset these on-going fixed costs will be critical to preserving capital and facilitating an ensuing accelerated expansion of the nationwide network

                                      PART II

                                  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PENDING OR THREATENED LITIGATION, CLAIMS OR ASSESSMENTS (EXCLUDING UN-ASSERTED CLAIMS AND ASSESSMENTS):

     SEC INVESTIGATION. By Order dated January 29, 1999, the United States Securities and Exchange Commission ("SEC") issued an Order Directing a Private Investigation of the Company. The SEC then temporarily suspended the over-the-counter trading of the securities of the Company. The temporary suspension was effective on January 29, 1999 and terminated on February 11, 1999. The suspension occurred, according to the SEC, because questions were raised about the accuracy and adequacy of the publicly disseminated information concerning, among other things, the status and extent of the Company's business operations. Although the temporary suspension has ended, the SEC is continuing its investigation of the Company and no assurance as to its outcome can be given.

     TRENDMARK LITIGATION. The Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee on February 5, 1999. The Company previously had certain marketing arrangements with TrendMark, which was once considered as an acquisition candidate. The dispute relates to the termination of the Company's relationship with TrendMark. Settlement proposals currently under discussion contemplate the issuance of shares the Company's common stock and other consideration in exchange for certain TremdMark assets.


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

     These cases involve essentially identical alleged securities class action lawsuits against the Company and its officers filed in the U.S. District Court for the Southern District of California. The complaints allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of an alleged class of persons who purchased the Company's common stock from November 24, 1998 through January 28, 1999. The complaints allege defendants made false or misleading statements and omitted to state material facts necessary to make other representations not misleading concerning the Company's products, their capabilities and the roll out schedule for those products. The complaints were filed immediately after the Securities and Exchange Commission temporarily suspended trading in the Company's stock.

     KATHLEEN M. WOOD, INDIVIDUALLY AND ON BAHALF OF A CLASS OF OTHERS SIMILARLY SITUATED AND BARRY B. GAUFMAN, INDIVIDUALLY AND ON BEHALF OF A CLASS OF OTHERS SIMILARLY SITUATED V. MINOLTA CORPORATION, ET AL. LASC Case No. BC 199397, Filed February 24, 1999

     This case is against 26 named defendants including the Company, individually and on behalf of two defendants' classes similarly situated. The complainants allege unlawful sending of unsolicited advertisements to telephone facsimile machines for which they seek injunctive relief and for each violation the higher amount of their actual monetary loss or $500. They further allege unlawful sending of faxed documents without listing certain required information for which they seek injunctive relief, payment of penalties and attorney's fees. They also allege that the defendants' actions constituted unfair competition entitling them to both injunctive relief and additional damages.

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

Item 2. CHANGES IN SECURITIES

     On January 15, 1999, the Company announced a four-for-one forward split of its shares of common stock, payable to shareholders of record on February 5, 1999.

     The Company's financing activities raised $5,875,250 from the sale of 6,811,304 shares (as adjusted for the four-for-one split on February 5, 1999) of common stock for the three-month period ended March 31, 1999.. These funds were raised primarily through the private placement of equity securities in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. All of these investors were "Accredited Investors" as that term is defined in Regulation D.

     Also during the quarter ended March 31, 1999, the Company received $170,150 in cash for the exercise of Warrants resulting in the issuance of 7,022,000 shares (as adjusted for the four- for-one split on February 5, 1999) of common stock. The Company also issued 67,267 and has committed to issue 400,000 shares of common shares to three unrelated persons in exchange for consulting services valued at $300,715. The Company did not receive any cash for these shares which were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 5.  OTHER INFORMATION

TELEMARKETING CONTRACT

     The Company has contracted with an established telemarketing company, Unlimited Long Distance, Inc., ("ULD"), to conduct a telesales program under the Company's direction. ULD began training several telemarketers in early February, 1999. On February 27, 1999, ULD began actual telesale activities.
As of March 31, 1999, as a result of ULD's telesale activities, in excess of 9,000 new customers have subscribed to the Company's long distance service representing approximately $1.1 million in gross revenues. However, due to the Company's inability to provide full service to the new customers by March 31, 1999, management has not recognized substantially all of this revenue as of March 31, 1999. In view of the Company's delay in completing its national network and providing such services, the Company has elected to re-contact the customers to confirm their interest in the Company's long distance service. Assuming such reconfirmation, the resulting revenues will be recorded in April and May, 1999.

PURCHASE OF TWO PATENTS ON COMPRESSION TECHNOLOGY

     Subsequent to December 31, 1998, the Company reached a preliminary understanding with Compression Technologies, Inc. ("CTI"), a Texas corporation, to acquire all of the assets of CTI, primarily in exchange for up to 3,740,000 shares of the Company's common stock (after giving effect to the contemplated cancellation of CTI shares described below). The only known assets of CTI are two patents on compression technology that the Company believes have significant value. Continued development work on the patents is still needed for their commercial application, which work will be the responsibility of the Company. In furtherance of such anticipated understanding, and to preserve and facilitate this corporate opportunity, the Company, in December, 1999, deposited $900,000, deemed a loan to CTI, in an escrow account with a Texas attorney to enable CTI to redeem the CTI shares of its shareholders who opted not to participate in the contemplated transaction. These shares represented approximately 20% of the then outstanding CTI shares. Currently, Allen J. Portnoy and William H. Ervine, Jr., the Company's CEO and President, respectively, and Spencer Kissell, Senior Vice-President, own an aggregate of 13% of the CTI shares prior to the redemption. So as to not realize any profit from the transaction, they have each agreed that if the transaction is consummated, they will simultaneously return their CTI shares to CTI for cancellation without payment or consideration. In addition, Mr. Portnoy has agreed to provide the Company a "put" whereby on June 30, 2000, the Company, at its sole discretion, may put the acquired patents to Mr. Portnoy in exchange for his conveying to the Company the same number of shares of the Company's common stock as the Company conveyed to CTI for the patents. As of May 4, 1999, Mr. Portnoy beneficially owned 5,537,710 shares representing approximately 8.89% of the Company's Common Stock. Consummation of the transaction, which will result in the cancellation of the $900,000 loan from the Company, is subject to the execution of a definitive Asset Purchase Agreement. Such Agreement requires the approval of a majority of CTI shareholders, and approval of the Company's board of directors. Both approvals were obtained as of May 4, 1999; the final negotiation of the number of shares of the Company's common stock to be issued to CTI and consummation of the Agreement is expected to be accomplished by the end of May, 1999.

LETTER OF INTENT FOR MARKETING AND EQUIPMENT LEASING

     On April 19, 1999, the Company announced signing a letter of intent with IntelliNet, L.P., an affiliate of The InterBank Companies ("IntelliNet"), that will allow IntelliNet to market USA Talks.com's flat-rate long distance service products nationwide in exchange for IntelliNet providing additional growth capital to fund the expansion of the Company's national IP. Under the agreement, IntelliNet's telemarketing group will be initially allocated the capacity on the Company's network to add up to 100,000 new subscribers per month by the third quarter, 1999. In addition, IntelliNet will arrange lease financing of up to $20 million that will be used to facilitate the accelerated build-out of its national IP network. Closing is expected by the second quarter.

                                     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.

Dated May 14,  1999
                                        USA.Talks.Com, Inc.



                                        /s/ Jack C. Alexander
                                        Chief Financial Officer

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED)

--------------------------------------------------------------------------------

                                                                            Page
FINANCIAL STATEMENTS

     Consolidated Balance Sheets                                            F-2

     Consolidated Statements of Operations                                  F-3

     Consolidated Statements of Cash Flows                                F-4 - 5

     Notes to Consolidated Financial Statements                           F-6 - 10

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                     CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------

                                    ASSETS
                                                                   March 31,           December 31,
                                                                     1999                 1998
                                                                  ------------         ------------
                                                                  (unaudited)
CURRENT ASSETS
     Cash and cash equivalents                                    $  1,153,425         $ 4,338,438
     Accounts receivable                                                57,387                   -
     Note receivable - related party                                    70,000                   -
     Prepaid expenses and other current assets                         421,689              14,422
                                                                  ------------         -----------
         Total current assets                                        1,702,501           4,352,860

FURNITURE AND EQUIPMENT, net                                         9,665,738           3,166,838
OTHER ASSETS                                                           900,000             900,000
                                                                  ------------         -----------
             TOTAL ASSETS                                         $ 12,268,239         $ 8,419,698
                                                                  ------------         -----------
                                                                  ------------         -----------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Book overdraft                                               $     37,419         $         -
     Accounts payable                                                3,733,616           2,466,281
     Note payable - related party                                        1,430               1,430
     Contract payable                                                        -              59,460
     Accrued expenses                                                  115,248              28,412
     Convertible promissory notes                                    2,352,500           2,252,500
                                                                  ------------         -----------

         Total current liabilities                                   6,240,213           4,808,083
                                                                  ------------         -----------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
     Common stock: $0.001 par value
         400,000,000 shares authorized
         76,200,219 (unaudited) and 62,299,648 shares
             issued and outstanding                                     76,200              62,300
     Common stock committed: $0.001 par value
         400,000 (unaudited) and 0 shares
         committed but not yet issued                                      400                   -
     Additional paid-in capital                                     19,023,423          12,691,610
     Deficit accumulated during the development stage              (13,071,997)         (9,142,295)
                                                                  ------------         -----------

             Total shareholders' equity                              6,028,026           3,611,615
                                                                  ------------         -----------

             TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 12,268,239         $ 8,419,698
                                                                  ------------         -----------
                                                                  ------------         -----------

   The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------

                                                         Three Months      Three Months       August 26, 1991
                                                            Ended             Ended            (Inception) to
                                                        March 31, 1999    March 31, 1998       March 31, 1999
                                                        --------------    --------------      ---------------
                                                          (unaudited)       (unaudited)         (unaudited)
REVENUES                                                 $    57,387                  -        $     57,387

COST OF SALES                                                 34,256                  -              34,256
                                                         -----------        -----------        ------------
GROSS PROFIT                                                  23,131                  -              23,131
                                                         -----------        -----------        ------------
OPERATING EXPENSES
   Selling, general, and administrative                    2,164,805             36,322           7,013,015
   Research and development                                1,068,900            158,039           3,446,041
   Salaries and other compensation                           557,603            108,973           1,763,390
   Legal                                                     156,579              1,000             630,298
                                                         -----------        -----------        ------------
     Total operating expenses                              3,947,887            304,334          12,852,744
                                                         -----------        -----------        ------------
LOSS FROM OPERATIONS                                      (3,924,756)          (304,334)        (12,829,613)
                                                         -----------        -----------        ------------
OTHER INCOME (EXPENSE)
   Interest income                                            52,675                  -              60,022
   Interest expense                                          (56,022)                 -            (110,007)
                                                         -----------        -----------        ------------
     Total other income (expense)                             (3,347)                 -             (49,985)
                                                         -----------        -----------        ------------

NET LOSS BEFORE PROVISION FOR INCOME TAXES                (3,928,103)          (304,334)        (12,879,598)

PROVISION FOR INCOME TAXES                                     1,600                  -               2,400
                                                         -----------        -----------        ------------
NET LOSS                                                 $(3,929,703)       $  (304,334)       $(12,881,998)
                                                         -----------        -----------        ------------
                                                         -----------        -----------        ------------
BASIC LOSS PER COMMON SHARE                              $     (0.05)       $     (0.01)       $      (0.37)
                                                         -----------        -----------        ------------
                                                         -----------        -----------        ------------
WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING                76,226,352         58,275,020          34,470,824
                                                         -----------        -----------        ------------
                                                         -----------        -----------        ------------

  The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   Three Months      Three Months       August 26, 1991
                                                                      Ended             Ended            (Inception) to
                                                                  March 31, 1999    March 31, 1998       March 31, 1999
                                                                  --------------    --------------      ---------------
                                                                    (unaudited)       (unaudited)         (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $(3,929,703)       $(304,334)         $(12,881,998)
   Adjustments to reconcile net loss to net cash
     used in operating activities
       Depreciation                                                    298,002                -               319,987
       Issuance of options and warrants                                      -                -             3,340,550
       Issuance of stock for services rendered                         300,715                -               802,782
       Issuance of stock for an option to license
         technology                                                          -                -                50,000
   (Increase) decrease in
     Accounts receivable                                               (57,387)               -               (57,387)
     Prepaid expenses and other current assets                        (407,268)            (198)             (421,610)
     Other assets                                                            -              198              (900,000)
   Increase (decrease) in
     Book overdraft                                                     37,419                -                37,419
     Accounts payable                                                1,267,335         (105,460)            3,733,616
     Accrued expenses                                                   27,375                -               115,247
                                                                   -----------        ---------          ------------
Net cash used in operating activities                               (2,463,512)        (409,794)           (5,861,394)
                                                                   -----------        ---------          ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of furniture and equipment                              (6,796,901)               -            (9,960,724)
   Payment on note receivable - related party                          (70,000)               -               (70,000)
                                                                   -----------        ---------          ------------
Net cash used in investing activities                               (6,866,901)               -           (10,030,724)
                                                                   -----------        ---------          ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Payments on note payable                                                  -           (7,500)              (66,920)
   Proceeds from long-term debt                                        100,000                -             2,528,350
   Proceeds from sale of common stock                                5,875,250          307,502            14,126,564
   Proceeds from capital contribution                                        -                -               171,842
   Proceeds from sale of warrants                                            -                -               115,557
   Proceeds from warrants exercised                                    170,150                -               170,150
                                                                   -----------        ---------          ------------
Net cash provided by financing activities                            6,145,400          300,002            17,045,543
                                                                   -----------        ---------          ------------

   The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                       (A DEVELOPMENT STAGE COMPANY) (CONTINUED)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

                                                                   Three Months      Three Months       August 26, 1991
                                                                      Ended             Ended            (Inception) to
                                                                  March 31, 1999    March 31, 1998       March 31, 1999
                                                                  --------------    --------------      ---------------
                                                                    (unaudited)       (unaudited)         (unaudited)

Net increase (decrease) in cash and cash
    equivalents                                                    $(3,185,013)         $(109,792)         $  1,153,425

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       4,338,438            112,314                     -
                                                                   -----------          ---------          ------------


CASH AND CASH EQUIVALENTS, END OF PERIOD                           $ 1,153,425          $   2,522          $  1,153,425
                                                                   -----------          ---------          ------------
                                                                   -----------          ---------          ------------


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
During the three months ended March 31, 1999 and 1998 and from August 26, 1991 (inception) to March 31, 1999, the Company paid $1,600 (unaudited), $0 (unaudited), and $1,600 (unaudited), respectively, in income taxes.

During the three months ended March 31, 1999 and 1998 and from August 26, 1991 (inception) to March 31, 1999, the Company paid interest of $56,022 (unaudited), $0 (unaudited), and $56,022 (unaudited), respectively.

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 1999, the Company issued common stock to vendors for services valued at $300,715.

   The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO MARCH 31, 1999
                                                                     (UNAUDITED)
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

     USA Talks.com, Inc. (formerly SBB, Inc.) a Nevada corporation, is a development stage company which adopted its current name on July 29, 1998, following a corporate reorganization between SBB, Inc. and Alfine Corporation ("Alfine"). Pursuant to the reorganization and plan of merger, Alfine received 95% of the total issued and outstanding stock of SBB, Inc. Alfine, a development stage company formed in 1991, had commenced the development of an Internet-based long distance telephone network. SBB subsequently changed its name to USA Talks.com, Inc.

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

     USA Talks.com, Inc. and subsidiaries (collectively, the "Company") is publicly-held and is trading through the pink sheets under the symbol USAT.



   The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO MARCH 31, 1999
                                                                     (UNAUDITED)
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of USA Talks.com, Inc. and its wholly-owned subsidiaries, Alfine Technology, Inc. and PhonClub International, Inc. All significant intercompany accounts and transactions have been eliminated.

     STOCK SPLIT
     On June 12, 1998 and January 15, 1999, the Board of Directors and shareholders of the Company approved a 2-for-1 and a 4-for-1 stock split, respectively, of its outstanding common stock. All per share data presented has been retroactively restated to show the effects of these stock splits.

     REVENUE RECOGNITION
     Revenue consists of a one-time non-refundable start-up fee and a monthly service charge under a month-to-month contract. The start-up fee is recognized as revenue at the start of the first month of service. The monthly service charge is recognized as revenue at the time of billing. Telephone services are provided on a whole-period, increment basis, with no pro ration of partial periods. The Company bears all the risk of credit card chargebacks.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO MARCH 31, 1999
                                                                     (UNAUDITED)
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consisted of the following:

                                                          March 31,       December 31,
                                                            1999              1998
                                                        -----------       ------------
                                                        (unaudited)
          Deposit for telephone service                   $292,000           $     -
          Refund of NASDAQ filing fee                      112,755                 -
          Other assets                                      16,934            14,422
                                                          --------           -------
              TOTAL                                       $421,689           $14,422
                                                          --------           -------
                                                          --------           -------


NOTE 4 - OTHER ASSETS

     Other assets consisted of the following:

                                                          March 31,       December 31,
                                                            1999              1998
                                                        -----------       ------------
                                                        (unaudited)
          Loan receivable in contemplation
              of business acquisition                     $900,000           $      -
          Cash held in escrow in contemplation
              of business acquisition                            -            900,000
                                                          --------           --------
              TOTAL                                       $900,000           $900,000
                                                          --------           --------
                                                          --------           --------

     Pursuant to an Agreement and Plan of Reorganization between USA Talks.com, Inc. and Compression Technologies, Inc. ("CTI"), a Texas corporation, the Company will acquire all of the assets and liabilities of CTI in exchange for approximately 3,740,000 shares of the Company's common stock and the forgiveness of the $900,000 loan receivable. Three of the Company's officers/directors owned an aggregate of 1,056 shares of CTI, representing approximately 13% of the total issued and outstanding shares of CTI.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO MARCH 31, 1999
                                                                     (UNAUDITED)
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4 - OTHER ASSETS (continued)

     As of May 10, 1999, approximately 74% of the holders of CTI's issued and outstanding shares have approved the reorganization. The only known assets of CTI are two patents on compression technology that the Company believes have significant value. There are no known liabilities. To indemnify the Company from any loss in the value of the patents, the Board of Directors accepted an offer from the Company's Chief Executive Officer to purchase the two patents. If the patents are not valued by the Company at at least the purchase price of $4,500,000 by June 30, 2000, he will exchange 3,740,000 of his personal shares of common stock for the patents.

NOTE 5 - NOTE RECEIVABLE - RELATED PARTY

     Note receivable - related party at March 31, 1999 is due from an officer. Principal and interest are due upon demand with interest at 10% per annum and the note is unsecured.

NOTE 6 - CONVERTIBLE PROMISSORY NOTES

     The terms associated with each series of convertible promissory notes and the related amounts raised and converted during the three months ended March 31, 1999 are as follows:

                                              Converted        Outstanding     Outstanding
                               Raised          During            as of           as of
                               During          March 31,       December 31,    December 31,
                                1999             1999              1998            1999
                             -----------      -----------      ------------    -------------
                             (unaudited)      (unaudited)     (unaudited)
      10% notes (a)          $2,302,500       $2,202,500       $100,000           $      -
      9.25% notes (b)            50,000           50,000              -                  -
                             ----------       ----------       --------           --------
     TOTAL                   $2,352,500       $2,252,500       $100,000           $      -
                             ----------       ----------       --------           --------
                             ----------       ----------       --------           --------

     (a)  10% subordinated notes, due October 15, 1999.
     (b)  9.25% notes, due December 30, 2001.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF DECEMBER 31, 1998 AND MARCH 31, 1999 (UNAUDITED) AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO MARCH 31, 1999
                                                                     (UNAUDITED)
              AND FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 7 - COMMITMENTS AND CONTINGENCIES

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

     On February 5, 1999, the Company was named as a defendant in a lawsuit filed by TrendMark, Inc. the United States District Court for the Western District of Tennessee. The Company has reached certain tentative agreements with Trendmark to settle this dispute, however a draft of the Settlement Agreement has not been approved by the Board of Directors or the Company's attorneys.

     Management is not able to predict whether the outcome of any of these lawsuits will be unfavorable to the Company, nor estimate potential losses due to them.