Form 10-Q
period 1999-06-30
USA TALKS COM INC
filed 1999-08-16
CIK 787811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                   Quarterly Report Under Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

             For Quarter Ended               June 30, 1999

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

                          Registrant's telephone number
                               including area code
                                 (858) 546-0550

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

                                                  Yes      X     No

The number of shares of Common Stock, $0.001 par value, outstanding as of August 15, 1999 was 80,123,456.

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by the Company's management, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of June 30, 1999, and the results of its operation and changes in its financial position from January 1, 1999 through June 30, 1999, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995/FORWARD-LOOKING INFORMATION.

         The following "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 concerning, among other things, the Company's prospects, developments and business strategies for its operations, including the development and sales of certain new and established products. These forward-looking statements are identified by their use of such terms and phrases as "believes" and "expects" and are subject to risks and uncertainties and represent the Company's present expectations or beliefs concerning future events. These forward-looking statements and information relating to the Company are based on the beliefs of management as well as assumptions made by and information currently available to management. Such statements reflect the current view of the Company regarding future events and are subject to certain risks and uncertainties as noted below. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

         This commentary should be read in conjunction with the Financial Statements and accompanying notes for a more complete understanding of USATalks.com's financial position and results of operations.

QUARTER ENDED JUNE 30, 1999, COMPARED TO
QUARTER ENDED JUNE 30, 1998

USATalks.com, Inc. is a development stage company that had no significant revenues for its quarter ended June 30, 1999, and had no revenues for its quarter ended June 30, 1998, as discussed below:

REVENUES

     NET REVENUE. For the three months ended June 30, 1999, net revenue of $65,621 consists solely of fees generated in test markets prior to the completion of the first phase of our nationwide voice-over-Internet (VOIP) telephony network. This initial phase was completed in July, 1999 and is immediately available for originating calls from local access in over 200 cities and terminating anywhere in the continental United States.

     COST OF SALES. Cost of sales consists principally of the costs directly associated with the test marketing conducted. Accordingly, it does not include costs incurred to establish initial relationships with Internet Service Providers and local and competitive local exchange carriers, which are reflected in the accompanying financial statements as part of "Research and Development" costs.

     GROSS PROFIT. Gross profit was $25,774 for the three months ended June 30, 1999 and zero for the three months ended June 30, 1998 (since there were no sales for the 1998 period).

EXPENSES

     Total expenses for the second quarter ended June 30, 1999 were $5,196,038 as compared to $519,309 for the second quarter ended June 30, 1998. Total expenses for the six months ended June 30, 1999 were $9,169,698 as compared to $823,643 for the six months ended June 30, 1998.

     SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of (i) telemarketing, (ii) market development,
(iii) trade show expenses, (iv) payroll for sales personnel, (v) depreciation charges, and (vi) general administrative costs. Selling, general and administrative expenses were $1,846,721 for the three months ended June 30, 1999 and $3,625,846 for the six months ended June 30, 1999. The increase in selling, general and administrative expenses is attributable to the overall expansion of the promotion and marketing of our services. We expect sales and marketing expenses to increase significantly in total dollar amounts but to decrease equally significantly as a percentage of revenues as we endeavor to enhance our market position and brand recognition.

     RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of network telephony costs and consulting fees to establish initial relationships with Internet Service Providers and local and competitive local exchange carriers and for consultants who design, implement and operate our VOIP telephony network. Research and development expenses were $2,399,213 for the three months ended June 30, 1999 and $330,738 for the three months ended June 30, 1998; and $3,801,641 for the six months ended June 30, 1999 and $538,777 for the six months ended June 30, 1998. The increase in research and development expenses is attributable to significant increases in the ongoing deployment and implementation of our VOIP telephony network and associated costs related to the completion of the first phase of our build out of our nationwide network. To date, all research and development costs have been expensed as incurred. We expect costs for Internet Service Providers and local and competitive local exchange carriers and for consultants who design, implement and operate our VOIP telephony network to increase for the foreseeable future as we continue the build-out of the second phase of our domestic nationwide network across the Unites States and expand our service area to and additional 200 markets.

     SALARIES AND OTHER COMPENSATION. Salaries and other compensation consist primarily of compensation to a wide variety of staff personnel in addition to corporate officers and executives. Salaries and other compensation was $689,171 for the three months ended June 30, 1999 and $58,196 for the three months ended June 30, 1998; and $1,246,774 for the six months ended June 30, 1999 and $117,169 for the six months ended June 30, 1998. The increase in salaries and other compensation was primarily due to significant increases in overall staff from 4 as of June 30, 1998 to 35 as of June 30, 1999. We expect salaries and other compensation to increase for the remainder of the year ending December 31, 1999 and for the foreseeable future as we hire additional personnel to maintain the expansion of our nationwide network.

     LEGAL. Legal expenses consist of attorney fees related to our ongoing legal requirements including, among others, the SEC investigation and class action law suits, and mergers and acquisitions. Legal expenses were $286, 707 for the three months ended June 30, 1999 and $89,775 for the three months ended June 30, 1998; and $495,437 for the six months ended June 30, 1999 and $90,775 for the six months ended June 30, 1998. We expect legal expenses to remain at these levels for the remainder of the year ending December 31, 1999 and for the foreseeable future thereafter due to our expansion plans and our inability to determine when the termination of the SEC investigation and other lawsuits will occur.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operations was approximately $5.24 million for the second quarter ended June 30, 1999, compared to $1.9 million for the full year ended December 31, 1998, reflecting a heightened level of activity in the establishment of relationships with Internet Service Providers and local and competitive local exchange carriers; and additional expenses associated with the design, installation and operation our VOIP telephony network; and for accelerated efforts in the overall marketing strategies for our services. Capital expenditures for the six months ended June 30, 1999 consumed another $5.65 million compared to $3.1 million for the entire 1998 year, substantially all of which for both periods was used for equipment purchases and installation costs for the build-out of our private national VOIP network. As of June 30, 1999, approximately
$2.4 million in equipment purchases and installation costs were in accounts payable as compared to $2.5 million at December 31, 1998, reflecting purchases made from primary equipment and service suppliers. Cash on hand at June 30, 1999 was $246,746 compared to $4.338,438 at December 31, 1998..

     In order to meet its scheduled build-out and implementation dates over the next 12-month period, the Company plans to expend additional capital, subject to the availability of capital resources, for the expansion of its private VOIP network at the rate of approximately $1 million per month, or up to an additional $6 million for the balance of 1999; however, we could spend up to an additional $18 million under a more accelerated plan if sufficient funds are available on acceptable terms.

     In addition, we will incur additional operating losses for the year ending December 31, 1999 of as much as an estimated $8 million. A substantial portion of the operating loss projected in 1999 will result from selling and general and administrative expenses, including staff salaries and the cost of consulting services required to oversee the network expansion prior to generating revenues in each new geographic area served. We believe that revenue generation in any particular service area will follow the commencement of service by at least 30 days. In addition, substantial operating expenses will be incurred to lease bandwidth with sufficient capacity to serve what is expected to be a rapidly growing residential subscriber and commercial client customer base, for which on-going operating expense also will precede revenue generation. Working capital requirements are expected to be limited as the service is extended to the majority of customers on a prepaid basis, thereby avoiding the illiquidity and collection issues associated with the build-up of a new customer base.

     During the six months ended June 30, 1999, we completed $6.9 million in private debt and equity financing as compared to $9 million for the year ended December 31, 1998. Approximately $15 million in additional funds is needed for our planned capital investments and budgeted operating expenses for the five months from August, 1999 to December 31, 1999. We anticipate that the required funds will be obtained through the sale of additional equity securities, debt financing and/or equipment lease arrangements. However, our ability to raise capital has been adversely affected by the trading suspension invoked by the SEC from January 29, 1999 through February 12, 1999, and its aftermath, and may be affected by certain pending class actions. The on-going SEC investigation may further hinder us from attracting new equity investors and lenders, and there is no assurance that capital can be raised through further equity sales, new credit facilities or other financing on terms that will be acceptable.

     Nevertheless, we believe we will be able to obtain the required capital from the subsequent sale of equity or through new debt or leasing arrangements based upon the strong continuing interest of prospective private investors and others. This interest in the Company is driven by the sound business fundamentals underlying its VOIP long-distance service, high profit margins and strong consumer demand for a low-cost, flat-rate long-distance telephone service. Furthermore, now that the first phase of our nationwide network is fully operational, we believe that we will be able to generate substantial funds from on-going operations to help meet our operating expenses and capital requirements, expansion, implementation and operation of our VOIP telephony network for the foreseeable future as we continue the build out of the second phase of our domestic nationwide network across the Unites States and expand our service area to and additional 200 markets.

     Upon completion of the initial phase of the national network, completed in July, 1999, the monthly cash requirements for recurring network costs will be approximately $1 million to $1.5 million, and estimated monthly recurring general and administrative, and employee expenses of an additional $500,000 to $750,000 are expected to be required. Accordingly, early success in marketing to produce sales revenues to offset these on-going fixed costs will be critical to preserving capital and facilitating an ensuing accelerated expansion of the nationwide network There is no assurance that we will be successful in achieving the level of sales revenues required to provide the funds necessary to maintain on-going fixed costs.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PENDING OR THREATENED LITIGATION, CLAIMS OR ASSESSMENTS (EXCLUDING UN-ASSERTED CLAIMS AND ASSESSMENTS):

     During the quarter ended June 30, 1999, there have been no changes in the pending legal proceedings as reported for the first quarter ended March 31, 1999.

Item 2. CHANGES IN SECURITIES

         On January 15, 1999, the Company announced a four-for-one forward split of its shares of common stock, payable to shareholders of record on February 5, 1999.

         Our financing activities for the six months ended June 30, 1999, raised $5,806,250 from the sale of 6,859,864 shares (as adjusted for the four-for-one split on February 5, 1999) of common stock. These funds were raised through the private placement of equity securities in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. All of these investors were "Accredited Investors" as that term is defined in Regulation D.

         Also during the six months ended 30, 1999, we received $173,350 in cash for the exercise of Warrants resulting in the issuance of 7,022,000 shares (as adjusted for the four- for-one split on February 5, 1999) of common stock. We also issued 1,659,649 shares of common shares to various unrelated persons in exchange for consulting services valued at $1,306,520. We did not receive any cash for these shares which were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

TRISERVE COMMUNICATIONS, INC. ACQUISITION

         Pursuant to an Agreement and Plan of Merger and Reorganization between USA Talks.com, Inc. and TriServe Communications, Inc., ("TriServe"), a California corporation, effective June 14, 1999, the Company acquired all of the shares of TriServe for 2,223,144 shares of the Company's common stock, representing 2.70% of the outstanding shares of the Company after the acquisition. The transaction was valued on the Company's books at $1,875,778. The excess of consideration over the fair value of net assets acquired (goodwill) was valued at $1,848,011 and is being amortized on a straight-line basis over an estimated useful life of 5 years.

         TriServe has acted as a significant facilitator to the Company in the design, implementation and management of the Company's nationwide Voice Over IP Telephony network. TriServe's founders have extensive telecommunications industry experience and important relationships with telecommunications equipment manufacturers and local and competitive local exchange carriers throughout the United States.

TRENDMARK, INC. ASSET PURCHASE AGREEMENT

         On February 5, 1999, the Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee. The Company reached an agreement to settle the lawsuit as originally filed. The resulting agreement effective July 16, 1999, was an Asset Purchase Agreement under which the Company issued 2,000,000 shares of its common stock for the acquisition of all the net assets of TrendMark, Inc. In addition, the agreement required the Company to loan TrendMark, Inc. the sum of $150,000 by September 30, 1999. As security for repayment of this loan, TrendMark, Inc. has pledged 93,750 shares of the 2,000,000 shares they received in the transaction. As of June 30, 1999 the Company has loaned TrendMark, Inc. the sum of $41,089 which is to be applied against the $150,000 loan. Repayment of the loan is due by June 30, 2000.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

           None

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

Item 5.  OTHER INFORMATION

OUR BUSINESS COULD BE AFFECTED BY YEAR 2000 ISSUES

         "Year 2000 Issues" refer generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in failures or the creation of erroneous results. We have defined Year 2000 compliant as the ability to:

         1. Correctly handle date information needed for the December 31, 1999 to January 1, 2000 date change.

         2. Function according to the product documentation provided for this date change, without changes in operation resulting from the advent of a new century, assuming correct configuration.

         3. Respond to two-digit date input in a way that resolves the ambiguity as to century in a disclosed, defined and predetermined manner.

         4. Store and provide output of date information in ways that are unambiguous as to century if the date elements in interfaces and data storage specify the century.

         5.   Recognize the Year 2000 as a leap year.

         We designed our current products to be Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are Year 2000 compliant. However, we have not tested our products for Year 2000 compliance. We continue to respond to customer questions about prior versions of our products on a case-by-case basis.

         We have not tested software obtained from third parties. However, we are seeking assurances from our vendors that licensed software is Year 2000 compliant. Despite assurances from developers of products incorporated into our products, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in delay or loss of revenues, diversion of development resources, damage to our reputation, or increased service and warranty costs, any of which could seriously harm our business, financial condition and results of operations. Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of such lawsuits against other software vendors. Because of the unprecedented nature of such litigation, it is uncertain whether or to what extent we may be affected by it.

         We are assessing our material internal information technology systems, including both our own software products and third-party software and hardware technology, but we have not initiated an assessment of our non-information technology systems. We expect to complete testing of our information technology systems in 1999. To the extent that we are not able to test the technology provided by third-party vendors, we are seeking assurances from such vendors that their systems are Year 2000 compliant.

         We are not currently aware of any significant operational issues or costs associated with preparing our internal information technology and non-information technology systems for the Year 2000. However, we may experience significant unanticipated problems and costs caused by undetected errors or defects in the technology used in our internal information technology and non-information technology systems.

         We do not currently have any information concerning the Year 2000 compliance status of our customers. Our current or future customers may incur significant expenses to achieve Year 2000 compliance. If our customers are not Year 2000 compliant, they may experience material costs to remedy problems, they may face litigation costs and they may delay purchases or implementation of our products. Year 2000 issues could reduce or eliminate the budgets that current or potential customers could have for purchases of our products and services. As a result, our business, financial condition and results of operations could be seriously harmed.

         We have not directly funded our Year 2000 plan from cash balances and have not separately accounted for these costs in the past. To date, these costs have not been significant. We may incur additional costs related to the Year 2000 plan for administrative personnel to manage the project, outside contractor assistance, technical support for our products, product engineering and customer satisfaction. In addition, we may experience material problems and costs with Year 2000 compliance that could seriously harm our business, financial condition and results of operations.

         We have not yet fully developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations. The cost of developing and implementing such a plan may itself be significant. Finally, we are also subject to external forces that could seriously harm our business, financial condition and results of operations.

PURCHASE OF TWO PATENTS ON COMPRESSION TECHNOLOGY

         In December, 1998, we advanced the sum of $900,000 to Compression Technologies, Inc. ("CTI") in connection with the purchase of two patents on compression technology. Subsequent to December, 1998 we entered into an Asset Purchase Agreement, subject to the approval of our Board of Directors, with CTI under which we would acquire the two patents in exchange for a specified number of shares of our common stock and the forgiveness of the $900,000 loan. Our Board of Directors wishes to acquire the two patents, but, due to certain possible conflicts of interest with Allen J. Portnoy, CEO, William H. Erving, Jr., former President, and Spencer Kissell, Vice President, the Board of Directors is negotiating with the referenced persons in order to ensure the shareholders that there will be no dilution of shareholder interest. As of August 15, 1999, the negotiations have not been completed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         99.1 Press Release June 15, 1999 re acquisition of TriServe Communications, Inc.

         99.2 Press Release June 30, 1999 re Key Executive Appointments

         99.3 Press Release July 27, 1999 re Build-out of Nationwide VOIP
              Network

         99.4 Press Release July 28, 1999 re Sales and Marketing Agreements

         99.4 Press Release July 30, 1999 re acquisition of Total
              Communications Plus, Inc.

(b) Reports on Form 8K

         Acquisition of TriServe Communications, Inc. as reported on Form 8-K as filed on June 29, 1999.

         Asset Purchase Agreement with TrendMark, Inc. as reported on Form 8-K as filed on July 27, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated August 15,  1999            USA.Talks.Com, Inc.



                                  /s/ Jack C. Alexander
                                  ------------------------------------
                                  Chief Financial Officer

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET


                                                                June 30, 1999            December 31, 1998
                                                                -------------            -----------------
                                                                  (Unaudited)
                                      ASSETS
Current assets:
    Cash and cash equivalents                                       $246,746                   $4,338,438
    Note receivable - related party                                  $76,670                            -
    Prepaid expenses and other current assets                        925,606                       14,422
                                                                 -----------                  -----------
       Total current assets                                       $1,249,022                   $4,352,860

Furniture and equipment, net                                       8,128,939                    3,166,838
Other assets                                                         832,368                      900,000
Intangibles, net                                                   1,817,211                        -
                                                                 -----------                  -----------
       Total assets                                              $12,027,540                   $8,419,698
                                                                ------------                  -----------
                                                                ------------                  -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                              $4,851,567                   $2,466,281
    Note payable - related party                                       1,430                        1,430
    Contract payable                                                       -                       59,460
    Accrued expenses                                                 387,566                       28,412
    Convertible promissory notes                                   1,455,000                    2,252,500
    Notes payable                                                    250,000                        -
                                                                ------------                  -----------
       Total current liabilities                                  $6,945,563                   $4,808,083
                                                                ------------                  -----------

Shareholders' equity:
   Common stock, $0.001 par value, 400,000,000 shares
       authorized, 82,314,342 (unaudited) and 62,299,648
       shares issued and outstanding at June 30, 1999 and
       December 31, 1998, respectively                                82,314                       62,300
   Additional paid-in capital                                     23,312,165                   12,691,610
   Deficit accumulated during development stage                  (18,312,502)                  (9,142,295)
                                                                ------------                  -----------
       Total shareholders' equity                                 $5,081,977                   $3,611,615
                                                                ------------                  -----------
       Total liabilities and shareholders' equity                $12,027,540                   $8,419,698
                                                                ------------                  -----------
                                                                ------------                  -----------

The accompanying notes are an integral part of these financial statements.

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS


                                                For the Three      For the Three    For the Six        For the Six    Aug 26, 1991
                                                Months Ended       Months Ended    Months Ended       Months Ended   (Inception) to
                                                June 30, 1999      June 30, 1998   June 30, 1999      June 30, 1998   June 30, 1999
                                               ------------------------------------------------------------------------------------
                                                (Unaudited)        (Unaudited)     (Unaudited)        (Unaudited)     (Unaudited)
Revenues                                           $65,621                 -          $123,008                 -          $123,008

Cost of sales                                       39,847                 -            74,103                 -            74,103
                                               ------------------------------------------------------------------------------------
Gross profit                                        25,774                 -            48,905                 -            48,905
                                               ------------------------------------------------------------------------------------

Operating expenses
     Selling, general  and administrative       $1,846,721           $40,600        $3,625,846           $76,922        $8,859,736
     Research and development                    2,399,213           330,738         3,801,641           538,777         5,845,254
     Salaries and other compensation               689,171            58,196         1,246,774           117,169         2,452,561
     Legal                                         286,707            89,775           495,437            90,775           917,005
                                               ------------------------------------------------------------------------------------
          Total operating expenses               5,221,812           519,309         9,169,698           823,643        18,074,556
                                               ------------------------------------------------------------------------------------
Loss from Operations                           ($5,196,038)        ($519,309)      ($9,120,793)        ($823,643)     ($18,025,651)
                                               ------------------------------------------------------------------------------------

Other income (expense)
    Interest income                                    700                 -            53,375                 -            60,722
    Interest expense                               (45,166)           (1,070)         (101,189)           (1,070)         (155,173)
                                               ------------------------------------------------------------------------------------
          Total other income (expense)             (44,466)           (1,070)          (47,814)           (1,070)          (94,451)
                                               ------------------------------------------------------------------------------------

Net loss before provision
 for income tax                                 (5,240,504)         (520,379)       (9,168,607)         (824,713)      (18,120,102)

Provision for income tax                                 -                 -             1,600                 -             2,400
                                               ------------------------------------------------------------------------------------
Net loss                                       ($5,240,504)        ($520,379)      ($9,170,207)        ($824,713)     ($18,122,502)
                                               ------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------------

Basic loss per common share                         ($0.07)           ($0.01)           ($0.12)           ($0.02)           ($0.50)

                                               ------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------------

Average common shares outstanding               79,437,249        48,591,926        76,845,085        53,416,724        35,900,574
                                               ------------------------------------------------------------------------------------
                                               ------------------------------------------------------------------------------------

The accompanying notes are an integral part of these financial statements.

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                    For the Six                For the Six             Aug 26, 1991
                                                                   Months Ended               Months Ended           (Inception) to
                                                                  June 30, 1999              June 30, 1998            June 30, 1999
                                                                  -------------              -------------           --------------
                                                                     (Unaudited)              (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                                             ($9,170,207)               ($824,713)            ($18,122,502)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                          686,641                    5,950                  708,626
  Amortization of goodwill                                               30,800                        -                   30,800
  Issuance of options and warrants                                            -                        -                3,340,550
  Issuance of stock for services rendered                             1,308,177                  108,350                1,810,244
  Issuance of stock for an option to license technology                       -                        -                   50,000
  Issuance of stock for interest on converted
     promissory notes                                                    58,264                        -                   58,264
(Increase) decrease in:
    Prepaid expenses and other current assets                          (911,184)                       -                 (925,526)
    Other assets                                                         67,632                      198                 (832,368)
Increase (decrease) in:
    Accounts payable                                                  2,385,286                  (94,545)               4,851,567
    Accrued expenses                                                    299,694                   12,716                  387,566
                                                                   ------------                ----------            -------------
Net cash used in operating activities                               ($5,244,897)               ($792,044)             ($8,642,779)
                                                                   ------------                ----------            -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                               ($5,648,742)                 ($6,149)             ($8,812,565)
  Payment on note receivable - related party                            (76,670)                       -                  (76,670)
  Cash acquired from merger (Note 3)                                     27,767                        -                   27,767
                                                                   ------------                ----------            -------------
Net cash used in  investing activities                               (5,697,645)                  (6,149)              (8,861,468)
                                                                   ------------                ----------            -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                                                   -                  (23,602)                 (66,920)
  Proceeds from long-term debt                                          621,250                        -                3,049,600
  Proceeds from sale of common stock                                  5,806,250                  714,125               14,057,564
  Proceeds from capital contribution                                          -                        -                  171,842
  Proceeds from sale of warrants                                              -                        -                  115,557
  Proceeds from warrants exercised                                      173,350                        -                  173,350
  Proceeds from short-term debt                                         250,000                        -                  250,000
                                                                   ------------                ----------            -------------
Net cash  provided by financing activities                           $6,850,850                 $690,523              $17,750,993
                                                                   ------------                ----------            -------------
Net increase (decrease) in cash                                     ($4,091,692)               ($107,670)                $246,746
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        4,338,438                  112,314                        -
                                                                   ------------                ----------            -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                               $246,746                   $4,644                 $246,746
                                                                   ------------                ----------            -------------
                                                                   ------------                ----------            -------------

The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 1998 AND JUNE 30, 1999 (UNAUDITED)
AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO JUNE 30, 1999 (UNAUDITED)
                 AND FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998 (UNAUDITED)

-------------------------------------------------------------------------------

NOTE 1 - DESCRIPTION OF BUSINESS

     USA Talks.com, Inc. was originally incorporated in Delaware on August 26, 1991 under the name Alfine Corporation ("Alfine"). In July 1998, pursuant to an Agreement and Plan of Reorganization all the assets and liabilities of Alfine Corporation were acquired by SBB, Inc. solely in exchange for 95% of the issued and outstanding stock of SBB, Inc. Concurrent with the reorganization, SBB, Inc. changed its name to USA Talks.com. Subsequently, Alfine Corporation distributed the stock received to its shareholders.

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

     USA Talks.com, Inc. and subsidiaries (collectively, the "Company") is publicly held and is trading on the NASDAQ pink sheets under the symbol USAT.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

     PRINCIPLES OF CONSOLIDATION
     The consolidated financial statements include the accounts of USA Talks.com, Inc. and its wholly owned subsidiaries, Alfine Technology, Inc., PhonClub International, Inc. and TriServe Communications, Inc. All significant intercompany accounts and transactions have been eliminated.

     STOCK SPLIT
     On June 12, 1998 and January 21, 1999, the Board of Directors and shareholders of the Company approved a 2-for-1 and a 4-for-1 stock split, respectively, of its outstanding common stock. All per share data presented has been retroactively restated to show the effects of these stock splits.

     REVENUE RECOGNITION
     Recurring revenues consists of monthly fees charged to customers for unlimited, flat rate, long distance service and are recognized over the period services are provided. Other revenues generally represent one-time non-refundable registration fees. Such fees are recorded as earned. The Company bears all risk of credit card chargebacks.

NOTE 3 - TRISERVE COMMUNICATIONS, INC. MERGER

     Pursuant to an Agreement and Plan of Merger and Reorganization between USA Talks.com, Inc. and TriServe Communications, Inc., ("TriServe"), a California corporation, effective June 14, 1999, the Company acquired all of the shares of TriServe through a merger transaction in which the consideration for TriServe's shares was 2,223,144 shares of the Company's common stock, representing 2.70% of the outstanding shares of the Company after acquisition. The transaction was valued on the Company's books at $1,875,778. The excess of consideration over the fair value of net assets acquired (goodwill) is valued at $1,848,011 and is being amortized on a straight-line basis over an estimated useful life of 5 years.

     TriServe has acted as a significant facilitator to the Company in the design, implementation and management of the Company's nationwide Voice Over IP Telephony network. TriServe's founders have extensive telecommunications industry experience and important relationships with telecommunications equipment manufacturers and local and competitive local exchange carriers throughout the United States.

NOTE 4 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets consisted of the following:

                                                                                 June 30, 1999     December 31, 1998
                                                                                ---------------    -----------------
                                                                                 (unaudited)
                  Deposit for local exchange carriers                           $       843,522    $              -
                  Note receivable - TrendMark, Inc.                                      41,089                   -
                  Other assets                                                           40,995              14,422
                                                                                ---------------    -----------------

                      TOTAL                                                     $       925,606    $         14,422
                                                                                ===============    =================


NOTE 5 - OTHER ASSETS

     Other assets consisted of the following:

                                                                                 June 30, 1999     December 31, 1998
                                                                                ---------------    -----------------
                                                                                 (unaudited)
                  Note receivable (Note 11)                                     $       832,368     $       900,000
                                                                                ---------------    -----------------

                      TOTAL                                                     $       832,368     $       900,000
                                                                                ===============     ================

NOTE 6 - NOTE RECEIVABLE - RELATED PARTY

     Note receivable - related party at June 30, 1999 is due from an officer. Principal and interest are due upon demand with interest at 10% per annum and the note is unsecured.

NOTE 7 - INTANGIBLE ASSET

     Intangible asset consists of goodwill, net of amortization, of $1,817,211 and $0 at June 30, 1999 and December 31, 1998, respectively.

NOTE 8 - CONVERTIBLE PROMISSORY NOTES

     The terms associated with each series of convertible promissory notes and the related amounts raised and converted during the six months ended June 30, 1999 are as follows:

                                                 Outstanding                                       Outstanding
                                                    as of           Raised         Converted          as of
                                                 December 31,       During           During          June 30,
                                                     1998            1999             1999             1999
                                               ---------------- -------------    -------------     ------------
                                                                 (unaudited)       (unaudited)      (unaudited)
                      10% notes a              $     2,202,500  $     302,250    $   1,418,750     $  1,085,000
                    9.25% notes b                       50,000              -                -           50,000
                     9.5% notes c                            -        320,000                0          320,000
                                               ---------------- -------------    -------------     ------------

                    TOTAL                      $     2,252,500  $     621,250    $   1,418,750     $  1,455,000
                                               ---------------- -------------    -------------     ------------
                                               ---------------- -------------    -------------     ------------


      a   10% subordinated notes, due October 15, 1999.
      b   9.25% notes, due December 30, 2001.
      c 9.5% collateralized notes, due between June 23, 2001 and September 30, 2001.

NOTE 9 - EQUIPMENT NOTES PAYABLE

     In May and June of 1999, the Company issued 14% and 15% Promissory Notes aggregating $250,000, secured by a portion of the Company's network equipment. These notes become due three months from date of issue, all due by September 11, 1999.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     LITIGATION AND INVESTIGATIONS
     On January 28, 1999, the United States Securities and Exchange Commission ("SEC") issued an order directing a private investigation of the Company. The investigation concerned whether in connection with an offer for, purchase, or sale of the Company's securities, certain persons or entities, including the Company, may have violated the securities laws. The possible violations included, but were not limited to, making false or misleading statements of material fact or failing to disclose material facts about the status and extent of the business operation of the Company. Thereafter, the SEC temporarily suspended the over-the-counter trading of the securities of the Company. The temporary suspension was in effect from January 29, 1999 through February 11, 1999. The SEC is currently continuing its investigation of the Company. Management is not able to predict whether the outcome of the investigation will be unfavorable to the Company.

     The Company is involved with various securities class action lawsuits. The complaints allege the Company made false or misleading statements and omitted to state material facts necessary to make other representations not misleading concerning the Company's products, their capabilities, and the roll-out schedule of the products. These complaints were filed immediately after the SEC temporarily suspended trading on the Company's stock. Management is not able to predict whether the outcome of any of these lawsuits will be unfavorable to the Company, nor estimate potential losses due to them.

     On January 8, 1999, the Company received a letter threatening litigation from a former officer and shareholder of the company, alleging the Company made misrepresentations and breached duties owed him in connection with the Company's purchase of his outstanding stock.

NOTE 11 - SUBSEQUENT EVENTS

     On February 5, 1999, the Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee. The Company reached an agreement to settle the lawsuit as originally filed. The resulting agreement, effective July 16, 1999, was an Asset Purchase Agreement under which the Company issued 2,000,000 shares of its common stock for the acquisition of all of the net assets of TrendMark, Inc. In addition, the agreement required the Company to loan TrendMark, Inc. the sum of $150,000 by September 30, 1999. As security for repayment of this loan, TrendMark, Inc. has pledged 93,750 shares of the 2,000,000 shares they received in the transaction. As of June 30, 1999 the Company has loaned TrendMark, Inc. the sum of $41,089 (Note 4).

     In December, 1998, the Company advanced the sum of $900,000 to Compression Technologies, Inc. ("CTI") in connection with the purchase of two patents on compression technology. Subsequent to December, 1998 the Company entered into an Asset Purchase Agreement, subject to the approval of the Company's Board of Directors, with CTI under which the Company would acquire the two patents in exchange for a specified number of shares of common stock and the forgiveness of the $900,000 loan. The Company's Board of Directors wishes to acquire the two patents, but, due to certain possible conflicts of interest with Allen J. Portnoy, CEO, William H. Erving, Jr., former President, and Spencer Kissell, Vice President, the Board of Directors is negotiating with the referenced persons in order to ensure the shareholders that there will be no dilution of shareholder interest. As of August 15, 1999, the negotiations have not been completed.