Form 10QSB
period 1999-09-30
USA TALKS COM INC
filed 1999-11-15
CIK 787811

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR QUARTER ENDED SEPTEMBER 30, 1999

                        COMMISSION FILE NUMBER 33-2474-LA

                               USA TALKS.COM, INC.
            (EXACT NAME OF REGISTRATION AS SPECIFIED IN ITS CHARTER)

              NEVADA                                    93-0915593
  (STATE OR OTHER JURISDICTION OF                       (IRS EMPLOYER
    INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                        4180 LA JOLLA VILLAGE DRIVE, #570
                           SAN DIEGO, CALIFORNIA 92037
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

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

                                    YES X NO

    THE NUMBER OF SHARES OF COMMON STOCK, $0.001 PAR VALUE, OUTSTANDING AS OF
                        NOVEMBER 12, 1999 WAS 87,295,899.

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

         In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of September 30, 1999, and the results of its operation and changes in its financial position from January 1, 1999 through September 30, 1999, have been made. The results of its operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

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

QUARTER ENDED SEPTEMBER 30, 1999, COMPARED TO
QUARTER ENDED SEPTEMBER 30, 1998

USATalks.com, Inc. is a development stage company that had no significant revenues for its quarter ended September 30, 1999, and had no revenues for its quarter ended September 30, 1998, as discussed below:

REVENUES

         NET REVENUE. For the three months ended September 30, 1999, net revenue of $149,496 consists of sales of long-distance telephone services on the first phase of our nationwide voice-over-Internet (VOIP) telephony network. This initial phase was completed in July, 1999 and was immediately available for originating calls from local access in over 200 cities and terminating anywhere in the continental United States.

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

         GROSS PROFIT. Gross profit was $59,865 for the three months ended September 30, 1999 and zero for the three months ended September 30, 1998 (since there were no sales for the 1998 period).

EXPENSES

         Total expenses for the third quarter ended September 30, 1999 were $5,287,369 as compared to $591,487 for the third quarter ended September 30, 1998. Total expenses for the nine months ended September 30, 1999 were $14,506,481 as compared to $1,416,200 for the nine months ended September 30, 1998.

         SELLING, GENERAL AND ADMINISTRATIVE. Selling, general and administrative expenses consist primarily of (i) telemarketing, (ii) market development, (iii) trade show expenses, (iv) payroll for sales personnel, (v) depreciation charges, and (vi) general administrative costs. Selling, general and administrative expenses were $1,433,945 for the three months ended September, 1999 and $204,202 for the three months ended September 30, 1998. The increase in selling, general and administrative expenses is attributable to the overall expansion of the promotion and marketing of our services. We expect sales and marketing expenses to increase significantly in total dollar amounts but to decrease equally significantly as a percentage of revenues as we endeavor to enhance our market position and brand recognition.

         RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of network telephony costs and consulting fees to establish initial relationships with Internet Service Providers and local and competitive local exchange carriers and for consultants who design, implement and operate our VOIP telephony network. Research and development expenses were $2,797,586 for the three months ended September 30, 1999 and $222,971 for the three months ended September 30, 1998. The increase in research and development expenses is attributable to significant increases in the ongoing deployment and implementation of our VOIP telephony network and associated costs related to the completion of the first phase of our build out of our nationwide network. To date, all research and development costs have been expensed as incurred. We expect costs for Internet Service Providers and local and competitive local exchange carriers and for consultants who design, implement and operate our VOIP telephony network to increase for the foreseeable future as we continue the build-out of the second phase of our domestic nationwide network across the Unites States and expand our service area to and additional 200 markets.

         SALARIES AND OTHER COMPENSATION. Salaries and other compensation consist primarily of compensation to a wide variety of staff personnel in addition to corporate officers and executives. Salaries and other compensation was $804,617 for the three months ended September 30, 1999 and $107,264 for the three months ended September 30, 1998. The increase in salaries and other compensation was primarily due to significant increases in overall staff from 7 as of September 30, 1998 to 29 as of September 30, 1999. We expect salaries and other compensation to increase for the remainder of the year ending December 31, 1999 and for the foreseeable future as we hire additional personnel to maintain the expansion of our nationwide network.

         LEGAL. Legal expenses consist of attorney fees related to our ongoing legal requirements including, among others, the SEC investigation and class action law suits, and mergers and acquisitions. Legal expenses were $177,783 for the three months ended September 30, 1999 and $55,134 for the three months ended September 30, 1998. We expect legal expenses to remain at these levels for the remainder of the year ending December 31, 1999 and for the foreseeable future thereafter due to our expansion plans and our inability to determine when the termination of the SEC investigation and other lawsuits will occur.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operations was approximately $7.29 million for the nine months ended September 30, 1999, compared to $1.67 million for the full year ended December 31, 1998, reflecting a heightened level of activity in the establishment of relationships with Internet Service Providers and local and competitive local exchange carriers; and additional expenses associated with the design, installation and operation of our VOIP telephony network; and for accelerated efforts in the overall marketing strategies for our services. Capital expenditures for the nine months ended September 30, 1999 consumed another $5.68 million compared to $3.14 million for the entire 1998 year, substantially all of which for both periods was used for equipment purchases and installation costs for the build-out of our private national VOIP network. As of September 30, 1999, approximately $2.18 million in equipment purchases and installation costs were in accounts payable as compared to $2.5 million at December 31, 1998, reflecting purchases made from primary equipment and service suppliers. Cash on hand at September 30, 1999 was $268,647 compared to $4,338,438 at December 31, 1998.

         In order to meet its scheduled build-out and implementation dates over the next 12-month period, the Company plans to expend additional capital, subject to the availability of capital resources, for the expansion of its private VOIP network at the rate of approximately $1.5 million per month, or up to an additional $4.5 million for the balance of 1999; however, we could spend up to an additional $8 million under a more accelerated plan if sufficient funds are available on acceptable terms.

         In addition, we will incur additional operating losses for the year ending December 31, 1999 of as much as an estimated $5 million. A substantial portion of the operating loss projected in 1999 will result from selling and general and administrative expenses, including staff salaries and the cost of consulting services required to oversee the network expansion prior to generating revenues in each new geographic area served. We believe that revenue generation in any particular service area will follow the commencement of service by at least 30 days. In addition, substantial operating expenses will be incurred to lease bandwidth with sufficient capacity to serve what is expected to be a rapidly growing residential subscriber and commercial client customer base, for which on-going operating expense also will precede revenue generation. Working capital requirements are expected to be limited as the service is extended to the majority of customers on a prepaid basis, thereby avoiding slow developing liquidity and collection issues associated with the build-up of a new customer base.

         During the nine months ended September 30, 1999, we completed $9 million in private debt and equity financing as compared to $9 million for the year ended December 31, 1998. Approximately $15 million in additional funds is needed for our planned capital investments, budgeted operating expenses, and debt reduction for the three months from October, 1999 to December 31, 1999. We anticipate that the required funds will be obtained through the sale of additional equity securities, debt financing and/or equipment lease arrangements. However, our ability to raise capital has been adversely affected by the trading suspension invoked by the SEC from January 29, 1999 through February 12, 1999, and its aftermath, and may be affected by certain pending class action law suits. The on-going SEC investigation may further hinder us from attracting new equity investors and lenders, and there is no assurance that capital can be raised through further equity sales, new credit facilities or other financing on terms that will be acceptable.

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

         Upon completion of the initial phase of the national network, completed in July, 1999, the monthly cash requirements for recurring network costs have been and will continue to be approximately $1 million to $1.5 million, and estimated monthly recurring general and administrative, and employee expenses of an additional $500,000 to $750,000 are expected to be required. Accordingly, early success in marketing to produce sales revenues to offset these on-going fixed costs will be critical to preserving capital and facilitating an ensuing accelerated expansion of the nationwide network There is no assurance that we will be successful in achieving the level of sales revenues required to provide the funds necessary to maintain on-going fixed costs.

                                     PART II

                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PENDING OR THREATENED LITIGATION, CLAIMS OR ASSESSMENTS (EXCLUDING UN-ASSERTED CLAIMS AND ASSESSMENTS):

         During the quarter ended September 30, 1999, the following changes have occurred in the pending legal proceedings as reported for the first and second quarters ended March 31, 1999 and June 30, 1999:

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

The Company, through its attorneys, has defended all the above class action suits, collectively consolidated together and referred to as "SECURITIES LITIGATION--ALL ACTIONS." The defense has been handled in the United States District Court, Southern District of California in San Diego, California. The Company has filed, a REPLY MEMORANDUM OF POINTS AND AUTHORITIES IN SUPPORT OF MOTION TO DISMISS CONSOLIDATED AMENDED COMPLAINT, which motion is scheduled for a court hearing on November 29, 1999.

KATHLEEN M. WOOD, INDIVIDUALY AND ON BEHALF OF A CLASS OF OTHERS SIMILARILY SITUATED AND BARRY B. GAUFMAN, INDIVIDUALLY AND ON BEHALF OF A CLASS OF OTHERS SIMILARILY SITUATED V. MINOLTA CORPORATION, ET AT. LASC CASE NO. BC 199397, FILED FEBRUARY 4, 1999.

Subject to court approval, this Case has been settled whereby it is to be dismissed for a nominal anount of money. The settlement sum is being paid by the Company's liability insurance carrier, which carrier is also paying all legal fees and costs incurred by the Company in the defense of the suit.

STEVEN A. ROBERTS, INDIVIDUALLY CASE NO. 815973, FILED OCTOBER 19, 1999.

This case involves a claim for damages for fraud and breach of contract and was filed against Allen J. Portnoy, individually, and the Company. The claims were asserted for fraudulent actions in connection with the Company's acquisition of TriServe Communications, Inc.; breach of contract between the Company and Mr. Roberts of an Employment Agreement; and for breach of contract of Registration Rights Agreement between the Company and Mr. Roberts. The aggregate amount of the asserted damages are stated to be not less than $1,195,250 plus punitive damages; plus costs of the suit, including reasonable attorney's fee; and such other relief as the Court may deem just and proper. This action is pending in the Superior Court of California, County of Orange.

JOHN F. REMILLARD, AN INDIVIDUAL, AND PHILOSOPHERS' STONE, LLC, A WYOMING LIMITED LIABILITY CORPORATION VS. USA TALKS.COM, INC. ET AL. CASE NO. GIC 735115, FILED SEPTEMBER 4, 1999.

The Company has knowledge that this action was filed in the Superior Court of California, County of San Diego, but service of the complaint has not occurred. This case involves alleged breach of fiduciary responsibilities; fraud in securing a previous Compromise and Settlement Agreement; fraud in obtaining Plaintiff's shares in USA Talks.com, Inc.; and violation of California Corporations Code Sections 25401, 25402 and 17200. The damages sought include punitive damages; costs incurred in the suit; rescission of the previous Compromise and Settlement Agreement; the return of Plaintiff's shares previously sold.; and further relief as the Court deems just and proper, including interest on any sums awarded.

As of November 15, 1999, subject to a definitive agreement being negotiated and agreed upon by the parties to the action, including the Company's Board of Directors, a tentative Memorandum of Agreement has been reached. Under that Memorandum of Agreement, among other provisions, this case will be dismissed with prejudice. Additional information regarding the tentative Memorandum of Agreement is included herein under Part II, Item 2.

ROHINTON ARESH, AN INDIVIDUAL VS. USA TALKS.COM. INC., CASE NO. 815108, FILED SEPTEMBER 29, 1999,

This case was filed in the Superior Court of California, County of Orange. The complaint was served at the end of October, 1999. No response of pleadings has yet been filed by the Company. The claim is for involves for rescission of the purchase by Mr. Aresh of the Compayn's common stock and for breach of contract and fraud related to that same purchase. The damages sought are $25,000, interest thereon, exemplary damages; recovery of the costs incurred of the suit; and such further relief as the Court deems appropriate.

REAL NET PARTNERS, L.P.  V.  USA TALKS.COM, INC.
This is a claim for rescission of the purchase by Real Net Partners, L.P. of the Company's common stock in the amounts of $305,000 and $75,600. The claim is based upon unspecified alleged material misrepresentations.

DIGITAL RIVER, INC. V. USA TALKS.COM, INC.

This is a claim for an aggregate total of unpaid invoices in the amount of $63,820 for services rendered from July, 1999, to September, 1999.

GAGE MARKETING SERVICES V. USA TALKS.COM, INC.

This is a claim for an aggregate of total unpaid invoices in the amount of $67,881.28 for services rendered from July, 1999, to September, 1999.

BURTON N. DANET, AN INDIVIDUAL V. USA TALKS.COM, INC.

This is a threatened claim for an unspecified amount of money for unpaid commissions, and breach of contract due to nonpayment of compensation provided for in a consulting agreement.


INNOVATIVE MANAGEMENT GROUP V. USA TALKS.COM, INC.

This is a claim for an aggregate total of unpaid services rendered from March, 1999, to July, 1999, in the amount of $435,594.73.

TELTRUST SERVICES, INC. V. USA TALKS.COM, INC.

This is a claim for an aggregate total of unpaid services rendered from March 29, 1999, to July 9, 1999, in the amount of $161,748.14.

IFC CREDIT CORPORATION V. USA TALKS.COM, INC.

On October 15, 1999, IFC Credit Corporation advised the Company of Notice of Acceleration under the provisions of two Equipment Lease Agreements dated May 29, 1999. IFC also advised the Company of the termination of the Lease Agreement and made demand for the alleged balance of $355,000 due under both Lease Agreements. Return of all the leased equipment has been demanded.

Item 2. CHANGES IN SECURITIES

         On January 15, 1999, the Company announced a four-for-one forward split of its shares of common stock, payable to shareholders of record on February 5, 1999.

         Our financing activities for the nine months ended September 30, 1999, we raised $6,322,916 from the sale of 7,004,997 shares (as adjusted for the four-for-one split on February 5, 1999) of common stock. We were also successful in converting subordinated promissory notes, plus accrued interest, into 2,363 shares of common stock These funds were raised through the private placement of equity securities in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D promulgated thereunder. All of these investors were "Accredited Investors" as that term is defined in Regulation D.

         In addition, during the nine months ended September 30, 1999, we received $174,440 in cash for the sale and exercise of Warrants resulting in the issuance of 7,224,137 shares (as adjusted for the four- for-one split on February 5, 1999) of common stock. We also issued 3,189,069 shares of common shares to various unrelated persons in exchange for consulting services valued at $2,273,394. We did not receive any cash for these shares which were issued in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933.

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

TRENDMARK, INC. ASSET PURCHASE AGREEMENT

         On February 5, 1999, the Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee. The Company reached an agreement to settle the lawsuit as originally filed. The resulting agreement effective July 16, 1999, was an Asset Purchase Agreement under which the Company issued 2,000,000 shares of its common stock for the acquisition of all the net assets of TrendMark, Inc. In addition, the agreement required the Company to loan TrendMark, Inc. the sum of $150,000 by September 30, 1999. As security for repayment of this loan, TrendMark, Inc. has pledged 93,750 shares of the 2,000,000 shares they received in the transaction. As of September 30, 1999 the Company has loaned TrendMark, Inc. the sum of $45,276 which is to be applied against the $150,000 loan. Repayment of the loan is due by June 30, 2000.

TOTAL COMMUNICATIONS PLUS, INC.

On July 24, 1999 the Company entered into a Letter of Intent for the acquisition of all of the issued and outstanding stock of Total Communications Plus, Inc. ("TCP") TCP is a Maryland based company which markets their services through utility companies and offers a flat-rate-per-call service to approximately 30,000 users This original Letter of Intent was superseded by another Letter of Intent dated August 19, 1999. As of November 15, 1999, no definitive Purchase Agreement has been executed as contemplated by the Letters of Intent, and there is no assurance that this proposed transaction will be consummated.


TCIPNET, LIMITED

In July, 1999, the Company entered into an Agreement to purchase an eighty-percent interest in TCIPNet, Limited ("TCIP"), a United Kingdom corporation that owns telephone operating rights and contracts throughout the United Kingdom. All documents necessary and appropriate for consummating this transaction were executed by the Company on August 4, 1999, and 300,000 shares of the Company's common stock, were placed in escrow with the International Law Firm of Sinclair Roche & Temperley to be held until closing. In addition to the 300,000 shares of stock, we are also to provide certain funding of between $400,000 and $750,000 for TCIP, due at closing, as part of the total purchase price. As of November 15, 1999, the closing of this transaction has not occurred, and there is no assurance that a closing will occur.

GLOBAL TALKS NETWORK.COM, INC.

On September 3, 1999, Global Talks Network.com, Inc. ("GTN") agreed to purchase 1,250,000 shares of common stock of the Company at a price of $2.00 per share, and entered into a stock subscription agreement with the Company for those shares. The stock will be issued to GTN in increments of 416,666, 416,667 and 416,667, but the Company will hold the stock Certificates until GTN has paid for the shares represented by each Certificate. All stock will be paid for on or before 90 days from date the subscription agreement was signed. Any shares represented by such Certificate that has not been paid for after 90 days will be cancelled. As of September 30, 1999 the Company has received $516,666 towards the subscription amount of $2,500,000 and has recorded a stock subscription receivable of $1,983,334.

ROGER REMILLARD

On August 18, 1999, the Company and Roger Remillard entered into a consulting agreement effective January 1, 1999. Under the terms of the consulting agreement, Mr. Remillard assigned to the Company all his interests in certain intellectual property rights to a music transmission capability using IP protocol developed by him. The Company will make an application for one or more patents covering this technology, to be owned exclusively by the Company. In addition, Mr. Remillard also assigned to the Company his intellectual property rights for a partially developed "black box" which the Company is developing for direct digital transmission using IP protocol from the origin to the destination. Finally, under the Consulting Agreement Mr. Remillard is to provide exclusive consulting services to the Company for the calendar year 1999, and thereafter until terminated by 30 days' written notice by either party. In consideration for the foregoing, the Company agreed to pay Mr. Remillard $937,500 in consulting fees. Mr. Remillard was given the right to convert that amount to shares of the Company's common stock based upon the market value of the Company's shares at the date of exercising those rights. On August 20, 1999, the Company filed a Form S-8 with the Securities and Exchange Commission to register the 1,500,000 shares.

JOHN F. REMILLARD

As of November 15, 1999, the Company has entered into a tentative Agreement of Understanding with John F. Remillard under which a formal complaint filed by him on September 4, 1999 will be dismissed, with prejudice. In addition, in consideration of Patent rights to patent rights insignificant compression technology with a fair market value of not less than $4,000,000, the Company is to provide Mr. Remillard with a multi-year employment, including the grant of an Employee Incentive Stock Option for 12,000,000 million shares. Such Agreement of Understanding will include provisions for certain performance milestones by Remillard prior to vesting of the stock options, and ownership by the Company of all intellectual properties developed by Remillard. The terms of the agreement are to be negotiated and agreed upon, including the Company's Board of Directors.

MITCHELL, SILBERBERG & KNUPP LLP

The Company and the law firm of Mitchell, Silberberg & Knupp LLP ("MSK") have reached a tentative agreement under which the Company will issue Warrants to MSK to purchase 1,000,000 of its unregistered Common Stock with an exercise price of $0.375 (thirty seven and one-half cents) in exchange for the consideration of the deferment of payment of all unpaid legal fees and costs, and the continued representation by MSK until November 30, 1999.

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

PURCHASE OF TWO PATENTS ON COMPRESSION TECHNOLOGY

         In December, 1998, we advanced the sum of $900,000 to Compression Technologies, Inc. ("CTI") in connection with the purchase of two patents on compression technology. Subsequent to December, 1998 we entered into an Asset Purchase Agreement, subject to the approval of our Board of Directors, with CTI under which we would acquire the two patents in exchange for a specified number of shares of our common stock and the forgiveness of the $900,000 loan. Our Board of Directors wishes to acquire the two patents, but, due to certain possible conflicts of interest with Allen J. Portnoy, CEO, William H. Ervine, Jr., former President, and Spencer Kissell, Vice President, the Board of Directors is negotiating with the referenced persons in order to ensure the shareholders that there will be no dilution of shareholder interest. As of August 15, 1999, the negotiations have not been completed.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET

                                                                          SEPTEMBER 30, 1999               DECEMBER 31, 1998
                                                                          ------------------               -----------------
                                                                             (UNAUDITED)
                                                    ASSETS
Current assets:

      Cash and cash equivalents                                                $   268,647                     $ 4,338,438
      Accounts receivable                                                          103,680                               -
      Notes receivable - related parties                                            94,434                               -
      Stock subscription receivable                                              1,983,334                               -
      Prepaid expenses and other current assets                                    962,662                          14,422
                                                                               -----------                     -----------
          Total current assets                                                 $ 3,412,757                     $ 4,352,860

Furniture and equipment, net                                                     7,711,100                       3,166,838
Other assets                                                                       832,368                         900,000
Intangibles, net                                                                 5,069,710                               -
                                                                               -----------                     -----------
          Total assets                                                         $17,025,935                     $ 8,419,698
                                                                               -----------                     -----------
                                                                               -----------                     -----------
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

      Accounts payable                                                         $ 6,455,940                     $ 2,466,281
      Note payable - related party                                                       -                           1,430
      Contract payable                                                                   -                          59,460
      Accrued expenses                                                             424,633                          28,412
      Lease payable - current portion                                              143,960                               -
      Convertible promissory notes                                               1,185,000                       2,252,500
      Notes payable                                                                750,000                               -
                                                                               -----------                     -----------
          Total current liabilities                                            $ 8,959,533                     $ 4,808,083
                                                                               -----------                     -----------
Long-term debt:
      Lease payable - net of current portion                                   $   125,623                               -
      Convertible promissory notes                                                 520,000                               -
                                                                               -----------                     -----------
          Total long-term liabilities                                          $   645,623                               -
                                                                               -----------                     -----------
          Total liabilities                                                    $ 9,605,156                     $ 4,808,083
                                                                               -----------                     -----------
Shareholders' equity:

      Preferred stock, $0.001 par value, 7,000 shares authorized,              $         1                     $         -
          600 (unaudited) and nil shares issued and outstanding as
          Series A convertible preferred stock at September 30, 1999 and
          December 31, 1998, respectively (Note 12)

      Common stock, $0.001 par value, 200,000,000 shares authorized, 87,295,899
          (unaudited) and 62,299,648 shares issued and outstanding at September
          30, 1999 and December 31, 1998,
          respectively                                                              87,296                          62,300
      Additional paid-in capital                                                30,873,488                      12,691,610
      Deficit accumulated during development stage                             (23,540,006)                     (9,142,295)
                                                                               -----------                     -----------
          Total shareholders' equity                                           $ 7,420,779                     $ 3,611,615
                                                                               -----------                     -----------
          Total liabilities and shareholders' equity                           $17,025,935                     $ 8,419,698
                                                                               -----------                     -----------
                                                                               -----------                     -----------

   The accompanying notes are an integral part of these financial statements.

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS



                                                   FOR THE THREE     FOR THE THREE   FOR THE NINE   FOR THE NINE   AUG 26, 1991
                                                   MONTHS ENDED      MONTHS ENDED    MONTHS ENDED   MONTHS ENDED   (INCEPTION) TO
                                                   SEPT 30, 1999     SEPT 30, 1998   SEPT 30, 1999  SEPT 30, 1998  SEPT 30, 1999
                                                   ------------------------------------------------------------------------------
                                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
Revenues                                              $   149,496               -    $    272,504               -    $    272,504

Cost of sales                                              89,631               -         163,734               -         163,734
                                                   ------------------------------------------------------------------------------
Gross profit                                          $    59,865               -    $    108,770               -    $   108,770
                                                   ------------------------------------------------------------------------------
Operating expenses
      Selling, general  and administrative            $ 1,433,945     $   204,202    $  5,059,792     $   281,124    $ 10,293,681
      Research and development                          2,797,586         222,971       6,599,227         761,748       8,642,840
      Salaries and other compensation                     804,617         107,264       2,051,390         224,433       3,257,178
      Legal                                               177,783          55,134         673,220         145,909       1,094,788
                                                   ------------------------------------------------------------------------------
          Total operating expenses                    $ 5,213,931     $   589,571    $ 14,383,629     $ 1,413,214    $ 23,288,487
                                                   ------------------------------------------------------------------------------
Loss from Operations                                  $(5,154,066)    $  (589,571)   $(14,274,859)    $(1,413,214)   $(23,179,717)
                                                   ------------------------------------------------------------------------------
OTHER INCOME (EXPENSE)
      Interest income                                 $     2,522     $         -    $     55,896     $         -    $     63,244
      Interest expense                                    (75,960)         (1,916)       (177,148)         (2,986)       (231,133)
                                                   ------------------------------------------------------------------------------
          Total other income (expense)                $   (73,438)    $    (1,916)   $   (121,252)    $    (2,986)   $   (167,889)
                                                   ------------------------------------------------------------------------------
Net loss before provision for income tax              $(5,227,504)    $  (591,487)   $(14,396,111)    $(1,416,200)   $(23,347,606)

Provision for income tax                                        -               -           1,600               -           2,400
                                                   ------------------------------------------------------------------------------
Net loss                                              $(5,227,504)    $  (591,487)   $(14,397,711)    $(1,416,200)   $(23,350,006)
                                                   ------------------------------------------------------------------------------
                                                   ------------------------------------------------------------------------------
Basic loss per common share                           $     (0.06)    $     (0.01)   $      (0.18)    $     (0.03)   $      (0.62)
                                                   ------------------------------------------------------------------------------
                                                   ------------------------------------------------------------------------------
Average common shares outstanding                      85,234,058      44,919,360      79,672,138      52,270,668      37,437,027
                                                   ------------------------------------------------------------------------------
                                                   ------------------------------------------------------------------------------

USA TALKS.COM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS



                                                          FOR THE NINE            FOR THE NINE                    AUG 26, 1991
                                                          MONTHS ENDED            MONTHS ENDED                   (INCEPTION) TO
                                                          SEPT 30, 1999           SEPT 30, 1998                   SEPT 30, 1999
                                                          -------------           -------------                  --------------
                                                           (UNAUDITED)             (UNAUDITED)                     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period                                   $ (14,397,711)          $  (1,416,200)                 $  (23,350,006)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                                1,132,106                   8,950                       1,154,091
  Amortization of goodwill                                      299,624                       -                         299,624
  Issuance of options and warrants                                    -                       -                       3,340,550
  Issuance of stock for services rendered                     2,273,393                 289,646                       2,775,460
  Issuance of stock for an option to license technology               -                       -                          50,000
  Issuance of stock for interest on converted
     promissory notes                                            58,264                       -                          58,264
(Increase) decrease in:
    Accounts receivable                                        (103,680)                                               (103,680)
    Prepaid expenses and other current assets                  (948,240)                 (4,382)                       (962,582)
    Other assets                                                 67,632                     198                        (832,368)
Increase (decrease) in:
    Accounts payable                                          3,989,659                  54,683                       6,455,940
    Accrued expenses                                            336,761                  49,451                         424,633
                                                          -------------           -------------                  --------------
Net cash used in operating activities                     $  (7,292,192)          $  (1,017,654)                 $  (10,690,074)
                                                          -------------           -------------                  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of furniture and equipment                     $  (5,676,368)          $     ($5,705)                 $   (8,840,191)
  Payment on note receivable - related parties                  (95,864)                      -                         (95,864)
  Cash acquired from TriServe merger                              6,444                       -                           6,444
                                                          -------------           -------------                  --------------
Net cash used in  investing activities                    $  (5,765,788)          $      (5,705)                 $   (8,929,611)
                                                          -------------           -------------                  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on notes payable                               $           -           $    (111,182)                 $      (66,920)
  Proceeds from long-term debt                                  871,250                  20,000                       3,299,600
  Proceeds from sale of common stock                          6,322,916               1,022,127                      14,574,230
  Proceeds from sale of preferred stock                         600,000                       -                         600,000
  Proceeds from capital contribution                                  -                       -                         171,842
  Proceeds from sale of warrants                                  1,090                  10,000                         116,647
  Proceeds from warrants exercised                              173,350                       -                         173,350
  Proceeds from short-term debt                                 750,000                       -                         750,000
  Proceeds from lease, net of repayment                         269,583                       -                         269,583
                                                          -------------           -------------                  --------------

Net cash  provided by financing activities                $   8,988,189           $     940,945                  $   19,888,332
                                                          -------------           -------------                  --------------

Net increase (decrease) in cash                           $  (4,069,791)          $     (82,414)                 $      268,647
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                4,338,438                 112,314                               -
                                                          -------------           -------------                  --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $     268,647           $      29,900                  $      268,647
                                                          -------------           -------------                  --------------
                                                          -------------           -------------                  --------------

  The accompanying notes are an integral part of these financial statements.

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)
                          AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO
                                                  SEPTEMBER 30, 1999 (UNAUDITED)
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

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

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)
                          AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO
                                                  SEPTEMBER 30, 1999 (UNAUDITED)
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF PRESENTATION
         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim information and with the instructions to Form 10-QSB and Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal, recurring adjustments considered necessary for a fair presentation have been included. The financial statements should be read in conjunction with the audited financial statements included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

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

NOTE 3 - TRISERVE COMMUNICATIONS, INC. MERGER

         Pursuant to an Agreement and Plan of Merger and Reorganization between USA Talks.com, Inc. and TriServe Communications, Inc., ("TriServe"), a California corporation, effective June 14, 1999, the Company acquired all of the shares of TriServe through a merger transaction in which the consideration for TriServe's shares was 2,223,144 shares of the Company's common stock, representing 2.70% of the outstanding shares of the Company after acquisition. The transaction was valued on the Company's books at $1,875,778. The excess of consideration over the fair value of net assets acquired (goodwill) is valued at $1,869,334 and is being amortized on a straight-line basis over an estimated useful life of 5 years.

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

                                            USA TALKS.COM, INC. AND SUBSIDIARIES
                                                   (A DEVELOPMENT STAGE COMPANY)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      AS OF DECEMBER 31, 1998 AND SEPTEMBER 30, 1999 (UNAUDITED)
                          AND FOR THE PERIOD FROM AUGUST 26, 1991 (INCEPTION) TO
                                                  SEPTEMBER 30, 1999 (UNAUDITED)
           AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 (UNAUDITED)

--------------------------------------------------------------------------------

NOTE 4 - NOTES RECEIVABLE - RELATED PARTIES

         Notes receivable - related parties at September 30, 1999 are due from officers. Principal and interest are due upon demand with interest at 10% per annum and the notes are unsecured.

NOTE 5 - STOCK SUBSCRIPTION RECEIVABLE

         On September 3, 1999 Global Talks Network.com, Inc. ("GTN") tendered a subscription to purchase 1,250,000 shares of common stock of USA Talks.com, Inc. at a price of $2.00 per share. The stock will be issued to GTN in increments of 416,666, 416,667 and 416,667. The Company will hold the stock Certificates until GTN has paid for the shares represented by each Certificate. All stock will be paid for on or before 90 days from date of subscription agreement. Any shares represented by such Certificate that has not been paid for after 90 days will be cancelled. As of September 30, 1999 the Company has received $516,666 towards the subscription amount of $2,500,000 and has recorded a stock subscription receivable of $1,983,334.

NOTE 6 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

         Prepaid expenses and other current assets consisted of the following:


                                                                       SEPTEMBER 30,1999    DECEMBER 31, 1998
                                                                       -----------------    -----------------
                                                                         (unaudited)
                  Deposit for local exchange carriers                        $841,719          $     -
                  Note receivable - TrendMark, Inc.                            45,276                -
                  Other assets                                                 75,667           14,422
                                                                             --------          -------
                      TOTAL                                                  $962,662          $14,422
                                                                             ========          =======

NOTE 7 - OTHER ASSETS

         Other assets consisted of the following:

                                                                       SEPTEMBER 30,1999    DECEMBER 31, 1998
                                                                       -----------------    -----------------
                                                                          (unaudited)
                  Note receivable  (Note 5)                                  $832,368         $900,000
                                                                             --------         --------
                      TOTAL                                                  $832,368         $900,000
                                                                             ========         ========


                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 1998 and September 30, 1999 (unaudited)
                         and for the Period from August 26, 1991 (Inception) to
                   September 30, 1999 (unaudited) and for the Nine Months Ended
                                        September 30, 1999 and 1998 (unaudited)

-------------------------------------------------------------------------------

NOTE 8 - INTANGIBLE ASSET

         Intangible asset consists of the following:


                                                                                SEPTEMBER 30,1999   DECEMBER 31, 1998
                                                                                -----------------   -----------------
                                                                                   (unaudited)
                  Goodwill (Notes 3 and 13)                                     $     4,669,334     $               -
                  Right to Agent/Distributor List                                       350,000                     -
                  Intellectual Property Rights                                          350,000                     -
                                                                                -----------------   -----------------

                                                                                      5,369,334                     -
                  Less accumulated amortization                                        (299,624)                    -
                                                                                -----------------   -----------------

                      TOTAL                                                     $     5,069,710     $               -
                                                                                -----------------   -----------------
                                                                                -----------------   -----------------

NOTE 9 - SHORT-TERM CONVERTIBLE PROMISSORY NOTES

         The terms associated with each series of convertible promissory notes and the related amounts raised and converted during the nine months ended September 30, 1999 are as follows:


                                               Outstanding                                         Outstanding
                                                  as of             Raised         Converted          as of
                                               December 31,         During           During        September 30,
                                                   1998              1999             1999             1999
                                               ------------      -----------      -----------      -------------
                                                                 (unaudited)      (unaudited)       (unaudited)
                     10% notes a               $  2,202,500      $   301,250      $ 1,418,750      $   1,085,000
                    9.5% notes b                          -          100,000                0            100,000
                                               ------------      -----------      -----------      -------------

                    TOTAL                      $  2,202,500      $   401,250      $ 1,418,750      $   1,185,000
                                               ------------      -----------      -----------      -------------
                                               ------------      -----------      -----------      -------------

                  a   10% subordinated notes, due November 15, 1999.
                  b   9.5% collateralized notes, due on demand.

                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 1998 and September 30, 1999 (unaudited)
                         and for the Period from August 26, 1991 (Inception) to
                   September 30, 1999 (unaudited) and for the Nine Months Ended
                                        September 30, 1999 and 1998 (unaudited)

-------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE

         In May and June of 1999, the Company issued 14% and 15% Promissory Notes aggregating $250,000, secured by a portion of the Company's network equipment. These notes became due three months from date of issue, and are all now demand notes.

         In July 1999, the Company issued a 10% Promissory Note for $500,000. This note becomes due on January 15, 2000, is unsecured and contains a personal guaranty of an officer of the Company.

NOTE 11 - LONG-TERM CONVERTIBLE PROMISSORY NOTES

         The terms associated with each series of convertible promissory notes and the related amounts raised and converted during the nine months ended September 30, 1999 are as follows:



                                               Outstanding                                         Outstanding
                                                  as of             Raised         Converted          as of
                                               December 31,         During           During        September 30,
                                                   1998              1999             1999             1999
                                               ------------      -----------      -----------      -------------
                                                                 (unaudited)      (unaudited)       (unaudited)
                    9.25% notes a              $          -      $   250,000      $         -      $     250,000
                    9.25% notes b                    50,000                -                -             50,000
                     9.5% notes c                         -          220,000                -            220,000
                                               ------------      -----------      -----------      -------------
                    TOTAL                      $     50,000      $   470,000      $         -      $     520,000
                                               ------------      -----------      -----------      -------------
                                               ------------      -----------      -----------      -------------

                  a   9.25% notes, due February 1, 2001
                  b   9.25% notes, due December 30, 2001.
                  c   9.5% collateralized notes, due between June 23, 2001
                      and September 30, 2001.

NOTE 12 - CONVERTIBLE PREFERRED STOCK

         In August, 1999, the Company issued 600 shares of Series A Convertible Preferred Stock. These preferred shares do not bear dividends. The conversion rate into common stock includes a 6% premium and is the lower of $2.00 or the average market price for the Common Stock for the five consecutive days immediately preceding the conversion date.

                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 1998 and September 30, 1999 (unaudited)
                         and for the Period from August 26, 1991 (Inception) to
                   September 30, 1999 (unaudited) and for the Nine Months Ended
                                        September 30, 1999 and 1998 (unaudited)

-------------------------------------------------------------------------------

NOTE 13 - TRENDMARK, INC.

         On February 5, 1999, the Company was named as a defendant in a lawsuit filed by TrendMark, Inc. in the United States District Court for the Western District of Tennessee. The Company reached an agreement to settle the lawsuit as originally filed. The resulting agreement, effective July 16, 1999, was an Asset Purchase Agreement under which the Company issued 2,000,000 shares of its common stock for the acquisition of all of the net assets of TrendMark, Inc. The transaction was valued on the Company's books at $3,500,000. The excess of consideration over the fair value of net assets acquired (goodwill) is valued at $2,800,000 and is being amortized on a straight-line basis over an estimated useful life of 5 years. In addition, the agreement required the Company to loan TrendMark, Inc. the sum of $150,000. As security for repayment of this loan, TrendMark, Inc. pledged 93,750 shares of the 2,000,000 shares they received in the transaction. As of September 30, 1999 the Company had loaned TrendMark, Inc. the sum of $45,276 (Note 6).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

                                           USA TALKS.COM, INC. AND SUBSIDIARIES
                                                  (A DEVELOPMENT STAGE COMPANY)
                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     As of December 31, 1998 and September 30, 1999 (unaudited)
                         and for the Period from August 26, 1991 (Inception) to
                   September 30, 1999 (unaudited) and for the Nine Months Ended
                                        September 30, 1999 and 1998 (unaudited)

-------------------------------------------------------------------------------

NOTE 15 - SUBSEQUENT EVENTS

         On November 10, 1999, the Company returned unused network equipment to Franklin Telecom, which was recorded in Furniture & Equipment and Accounts Payable for $2,327,400. The actual amount of the credit to be received is currently being negotiated with Franklin.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned authorized officer.


Dated November 15,  1999          USA.Talks.Com, Inc.



                                  /s/ Jack C. Alexander
                                  ---------------------

                                  Chief Financial Officer